Form 10QSB
period 2000-09-30
SLABSDIRECT COM INC
filed 2000-11-06
CIK 1106285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

Commission File Number:
                        ------------
-------------------------------------------------------------------------------

                              slabsdirect.com, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------

              Delaware                             98-6218467
              --------                             ----------
 (Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)

             Suite 216, 2438 Marine Drive
             West Vancouver, British Columbia Canada           V7V 1L2
             ---------------------------------------          ---------
            (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (604) 913-1883

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,999,600 shares of Common Stock

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, slabsdirect.com, Inc. is referred to as "We" or the "Company".

                          Item 1. Financial Statements


                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Financials Statements
                               September 30, 2000
                                   (Unaudited)

                       INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
slabsdirect.com, Inc.
Vancouver, B.C., Canada

We have reviewed the accompanying consolidated balance sheet of slabsdirect.com, Inc. as of September 30, 2000, the related consolidated statement of operations for the initial period from date of incorporation January 14, 2000 to September 30, 2000 and the three month period ended September 30, 2000, and the related consolidated statement of cash flows for the initial period from date of incorporation January 14, 2000 to September 30, 2000. These financial statements are the responsibility of the corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

                                                          "N.I. Cameron Inc."
Vancouver, B.C.                                       CHARTERED ACCOUNTANTS
October 27, 2000
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)


                                     ASSETS
CURRENT
     Cash                                                         $  2,985
     Accounts receivable                                             1,056    $  4,041
                                                                  --------    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 $  2,201
                                                                              --------


STOCKHOLDERS' EQUITY
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 9,999,600 issued and outstanding                 1,000
         Preferred stock - $0.0001 par value
           5,000,000 authorized                                                     --
     Additional paid-in capital                                                 24,746
     Deficit accumulated in the development stage                              (23,906)
                                                                              --------
                                                                                 1,840
                                                                              --------
                                                                              $  4,041
                                                                              ========


   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
                       For the Initial Period from date of
            Incorporation January 14, 2000 to September 30, 2000 and
                 the Three-month Period Ended September 30, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                          Initial Period From
                                                          January 14, 2000
                                  Three Months Ended  (date of incorporation) to
                                  September 30, 2000     September 30, 2000
                                  ------------------  --------------------------

OPERATING EXPENSES

     Management fees                    $  2,024              $  6,117
     Professional fees                       127                 5,729
     Office and miscellaneous              1,727                 5,022
     Consulting fees                          --                 5,000
     Development costs                        --                 2,038

                                        --------              --------
LOSS FROM OPERATIONS                    $ (3,878)             $(23,906)
                                        ========              ========


















   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
                       For the Initial Period from date of
              Incorporation January 14, 2000 to September 30, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

OPERATING ACTIVITIES

  Loss for the period                                                  $(23,906)
  Add (Deduct): Changes in operating assets and liabilities
           Accounts receivable                                           (1,056)
           Accounts payable and accrued liabilities                       2,201
                                                                       --------
  Net cash used in operating activities                                 (22,761)
                                                                       --------

FINANCING ACTIVITIES

  Issuance of share capital                                              25,746
                                                                       --------
  Net cash provided by financing activities                              25,746
                                                                       --------

NET CHANGE IN CASH DURING THE PERIOD AND                               $  2,985
 CASH AT END OF PERIOD                                                 ========



   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                               September 30, 2000

                                   (Unaudited)

1.   FORMATION AND BUSINESS OF THE COMPANY

     slabsdirect.com, Inc. (the "Company") was incorporated in Delaware, U.S.A. on January 14, 2000.

     The Company is a development stage enterprise and its purpose is to establish a vertical trade portal on the Internet for the natural stone industry. The Company intends to provide a platform for users to research, source, contact and purchase natural stone products and services.

     These financial statements include the accounts of the Company and its wholly-owned subsidiary slabsdirect.com Online (B.C.) Ltd. (the "Subsidiary"). The Subsidiary was incorporated in the Province of British Columbia, Canada on January 25, 2000.

     Going concern
     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2000, the Company had accumulated $23,906 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Income taxes
     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance in respect of amounts considered by management to be less likely than not of realization in future periods.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                               September 30, 2000

                                   (Unaudited)

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Foreign currency translation

     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at September 30, 2000 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)

     September 30, 2000 rate                     .6651
     Average rate for the three-month period     .6724


3.   SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

4.   RELATED PARTY TRANSACTIONS

     During the period from date of incorporation, the Company paid management fees of $6,117 and office expenses of $3,129 to a stockholder of the Company. These transactions have been recorded using the exchange amount.

5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


Item 2.  Management's Discussion and Analysis or Plan of Operations

         Our plan of business is to establish our vertical trade portal by raising capital of $500,000 through the sale of equity securities via a private placement. We will budget $100,000 for development of our Website (including

$50,000 for content materials and licenses), $30,000 for one marketing manager to handle advertising and sponsor revenues, $20,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $200,000 for advertising, and $50,000 for rent and other operating expenses. The cornerstone of our plan is the development of an online auction marketplace for natural stone products, equipment and related items. The auction marketplace will host auctions of these products by registered members over the Internet. Related services provided to members are planned to include credit verification, delivery scheduling, inspection services and payment settlement.

         We have made progress in implementing our business plan by setting up a beta Website - www.slabsdirect.com. We will only be able to continue to advance our business plan after we receive capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial office space in Vancouver, British Columbia, purchase furniture and equipment, continue development of our Website operations and establish commercial relationships with natural stone producers, distributors and content providers. We intend to use our equity capital to fund our business plan during the next twelve months as cash flow is not estimated to begin until year two of our business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated Website programming requirements, and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by management. Our officers and directors have no formal commitments or arrangements to advance or loan funds to us. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

         There are no current plans for additional product research and development. We plan to purchase approximately $150,000 in furniture, computers, software, Internet content materials and related licenses during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase to 2 employees during the next twelve months.

         There are currently no arrangements which would result in a change of control of the Company.

         During the period ended September 30, 2000 we incurred general and administrative expenses of $21,868, all of which were related to preparation of our audited financial statements for the period ended April 30, 2000, the filing of our Form 10-SB with the Securities and Exchange Commission and development of our website. Operating capital to pay for these expenses was funded by a private placement of our common stock to non-affiliates of the Company. We have no significant working capital.

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

November 3, 2000

                                                 SLABSDIRECT.COM, INC.
                                                 A Delaware Corporation

                                                 /s/  Steven J. Bruk
                                                 --------------------------
                                                 By:  Steven J. Bruk
                                                 Title: President
                                                 Date: 11/3/00
                                       10