Form 10KSB
period 2000-12-31
SLABSDIRECT COM INC
filed 2001-03-26
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-30919

                              SLABSDIRECT.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                             98-6218467
   (State or other jurisdiction of        (IRS Employee Identification No.)
   incorporation or organization)

          3230 Mathers Avenue, West Vancouver, British Columbia V7V 2K5
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                  (604) 913-1883

Securities Registered pursuant to section 12(g) of the Act:      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock par value, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
       ----
State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001.

 $0

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of March 20, 2001.

 9,999,600

                              SLABSDIRECT.COM, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                                          Page
                                                                                                          ----
                                     Part I

Item 1.       Business....................................................................................3

Item 2.       Properties..................................................................................9

Item 3.       Legal Proceedings...........................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders.........................................9

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................9

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................10

Item 7.       Financial Statements and Supplementary Data.................................................17

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................................................17

                                    Part III

Item 9.       Directors and Executive Officers of the Registrant..........................................18

Item 10.      Executive Compensation......................................................................19

Item 11.      Security Ownership of Certain Beneficial Owners and Management..............................21

Item 12.      Certain Relationships and Related Transactions..............................................21

                                     Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................22

Signatures    ............................................................................................31


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESSBusiness Development

The Company was incorporated in the State of Delaware on January 14, 2000 for the purpose of establishing a vertical trade portal for the natural stone industry. The Company has one wholly owned subsidiary, slabsdirect.com Online (B.C.) Ltd., which was incorporated in the Province of British Columbia, Canada on January 25, 2000. In April of 2000 the Company received initial funding from the sale of common stock to its investors.

The Company has not commenced any operational activities other than initial corporate formation and capitalization, the selection and acquisition of a domain name, www.slabsdirect.com, the preparation of preliminary design specifications for its vertical trade community and the development of a beta website.

The Company has not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

The Company has developed a vertical trade portal for the natural stone industry. slabsdirect.com will provide a platform for users to research, source, contact and purchase natural stone products, equipment and services.

Principal Products or Services and their Markets
------------------------------------------------

The Company plans to develop its vertical trade portal into four areas:

1.       an auction marketplace;
2.       industry classifieds;
3.       industry news; and
4.       industry links.

The Company plans to generate revenues on a commission basis from sales transactions made through the auction marketplace, while the other three areas are designed to draw traffic to its vertical trade portal. The Company also plans to sell advertising space on its website.

Management believes that the focus of the Company's vertical trade portal should be on delivering ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet. To accomplish this goal, the Company has retained the services of a website development company. The Company has established a beta vertical trade portal at www.slabsdirect.com. Upon obtaining adequate financing, the Company plans to refine this portal, include additional content, and begin marketing its services.

Auction Marketplace
-------------------

The cornerstone of the Company's plan is the development of an online auction marketplace for natural stone products, equipment and related items. The auction marketplace will host auctions of these products by registered members over the Internet. Related services provided to members are planned to include credit verification, delivery scheduling, inspection services and payment settlement. The Company plans to implement these features upon obtaining adequate financing.

Industry Classifieds
--------------------

The Company's classified system allows users to post classified advertisements on the Internet, including new and used stone fabricating equipment, employment opportunities, transportation services, and natural stone products.

The Company has implemented a beta system on its vertical trade portal which allows users to place an advertisement independently by completing and submitting a form online. The Company plans to augment this service in future to allow users continued access to their advertisement in order to edit the advertisement. No commissions will be charged by slabsdirect.com on the sale of any products advertised on its classified system. However, the Company believes that it may be able to charge fees for advertisements once the portal is firmly established in the industry.

Industry News
-------------

The Company has established a preliminary industry news center relating to the natural stone industry on its vertical trade portal. The industry news center is designed to cater to the needs of architects, designers, construction professionals, home owners and natural stone fabricators. The Company plans to supply information and news on the following subjects:

         o   Industry Events and Trade Shows
         o   Industry Awards
         o   Information on Natural Stone Care Products
         o   Information on Stoneworking Machinery
         o   Information on Installation Techniques
         o   Information on Natural Stone Design

The Company plans to license the content required for its industry news center from other websites and industry publications.

Industry Links
--------------

The Company's vertical trade portal will also provide a directory of industry specific links to other websites on the Internet which will allow the natural stone enthusiast to conveniently move through the Company's portal to other websites. The Company plans to index these links geographically in order to assist the user in obtaining geographically relevant information. To date, links have been established for the following categories:

         o   Design Resources
         o   Trade Associations
         o   Trade Shows

Market
------

According to the U.S. Department of Commerce, U.S. imports of natural stone totaled over $519.78 million in 1998 as compared to $418.35 million in 1993, for a 24% increase in stone imports over the five-year period. Granite showed the most dramatic increase, rising from a cumulative import value of nearly $109.4 million in 1993 to $173.63 million in 1998, an increase of 59%. This increase can largely be attributed to an increasing preference by homeowners to use granite as a countertop material, taking some of the market share away from man-made materials. Informstone Consulting has estimated the size of the global natural stone market in the U.S. in 1998 to be 60 million tonnes worth USD$20 billion. The Company plans to service this market with its vertical trade portal.

The Company plans to create consumer awareness and create branding of its website through some or all of the following methods:

         o   Internet
         o   Radio
         o   Print Ad
         o   Public Relations
         o   Television
         o   Trade Shows
         o   Other Advertising

The Company expects that it will require additional funding of approximately $500,000 in order to implement its plan of business.

Distribution Methods of Products or Services
--------------------------------------------

The Company plans to offer access to its vertical trade portal free of charge to Internet users. However, to participate in the auction marketplace users will be required to first register. The Company's vertical trade portal will also provide regularly updated industry-related news. The use of updated news, together with numerous color photographs, is intended to capture the attention of Internet users interested in natural stone.

The Company plans to generate revenues on a commission basis from sales transactions made through the auction marketplace. In addition, upon the vertical trade community reaching critical mass, the Company intends to begin selling advertising space on the pages of its portal and charging fees for classified advertisements.

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

Other than as described under this heading, the Company has no new product or service planned or announced to the public.

Competitive Business Conditions and the Small Business Issuer's Competitive
---------------------------------------------------------------------------
Position in the Industry and Methods of Competition
---------------------------------------------------

The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and management expects that competition will continue to intensify.

The Company will compete with other entities which maintain similar commercial websites including stoneworld.com, natural-stone.com, stone-network.com, stonelibrary.com, stoneinfo.com, and stoneindustry.com. The Company will also compete against traditional bricks and mortar natural stone brokers. In addition, all major natural stone equipment manufacturers and quarries have their own websites and many have recently launched or announced plans to launch online buying services. Such companies may already maintain or may introduce websites which will compete with the Company.

The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased website traffic or loss of market share, or otherwise may materially and adversely affect the Company's business, results of operations and financial condition. See section entitled "Risk factors that may affect future market price of stock" for additional information regarding competitive conditions which may adversely effect the Company's business.

Sources and Availability of Raw Materials and Names of Principal Suppliers
--------------------------------------------------------------------------

To establish its vertical trade portal, the Company has retained the services of Servo Technology Management, a website development company located in Vancouver, British Columbia. The Company expects that Servo Technology Management will be able to develop and establish a vertical trade portal in a timely and cost-effective manner. However, the Company has identified numerous alternative website development providers which can also meet its needs, if required.

Management plans to establish relationships with manufacturers and distributors of natural stone products in North America and Europe in order to cross promote its vertical trade portal and develop awareness for its auction marketplace. While the Company has no such relationships at present, management feels confident that it will be able to establish these relationships by drawing on past experience in the natural stone industry. Failure to establish these relationships could have a material adverse effect upon the Company's business plan.

Management also plans to create the initial information content used at the Company's vertical trade portal by drawing on past experience in the commercial stone industry. The Company plans to hire new employees to internally create and then expand the content of its website, utilize linking software to incorporate other websites' free information directly into the Company's "host" site, and contract for licensed content from other websites whenever needed. The Company's business plan includes a budget of $50,000 per year for licensing fees, which management believes is adequate for the Company's needs. While the Company has no current licensing contracts with Internet content providers, management is familiar with existing Internet content providers and the Company plans to enter into licensing agreements with Internet content providers per its business plan after raising capital.

Dependence on One or a Few Major Customers
------------------------------------------

The Company intends to generate revenue from commissions on sales of natural stone made through the auction marketplace on its website. In the future, the Company may also generate revenue from fees charged for classified advertisements. The Company expects that customers will be broad based and that the Company will not depend on any one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or
------------------------------------------------------------------------------
Labor Contracts, Including Duration
-----------------------------------

The Company owns its Internet domain name and the Company plans to apply for U.S. trademark protection upon obtaining adequate financing. The Company has established a beta website at www.slabsdirect.com. The Company plans to license website content information as part of its business plan, but has no current licensing arrangements and has not commenced licensing negotiations with any entity. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyrights, trademark or patent applications on an ongoing basis as new intellectual property is created for its website.

Need for Government Approval of Principal Products or Services
--------------------------------------------------------------

The Company is not required to apply for or have any government approval for its proposed products or services.

Effect of Existing or Probable Governmental Regulations on the Business
-----------------------------------------------------------------------

The Company is not currently subject to direct federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to

Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not plan to provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its proposed activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's proposed products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on
------------------------------------------------------------------------
Research and Development Activities, and if Applicable the Extent to Which
--------------------------------------------------------------------------
the Cost of Such Activities are Borne Directly by Customers
-----------------------------------------------------------

Since inception, January 2000, the Company has not expended any funds for research and development costs other than the payment to Servo Technology Management for website development.

Costs and Effects of Compliance with Environmental Laws
-------------------------------------------------------

The Company has not expended any funds for compliance with environmental laws and does not anticipate its business plan will encompass any such compliance requirements.

Number of Total Employees and Number of Full Time Employees
-----------------------------------------------------------

The Company currently has no full-time employees and one part-time employee, Steven Bruk, who is the Company's sole officer and director. Mr. Bruk is involved in other business activities to which he devotes substantially all of his time and participates in the running of the Company on a part-time basis as needed. Mr. Bruk has been paid a consulting fee of $675 per month since January, 2000. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreements or employment agreements in existence.


Item 2.  Description of Property

The Company has no material assets and, as such, the Company neither owns nor leases any real or personal property. On March 1, 2001 the Company moved from its leased premises at Suite 216, 2438 Marine Drive, West Vancouver, BC V7V 1L2 to space located at 3230 Mathers Avenue, West Vancouver, BC V7V 2K5, which is owned by management. The space is a total of 250 square feet, for which the

Company is not charged any rent. The Company believes that this space is sufficient for its current requirements and plans to seek additional space upon completion of an equity financing.

The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

The Company does not intend to have any materially important properties. The Company is not subject to any competitive conditions for property and currently has no property to insure.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is not quoted on any exchange and there is no public trading market.

(b) As of March 20, 2001, the Company had approximately 26 shareholders of record of the common stock.

(c) Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends on outstanding common stock have been paid since inception. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

(d) During the Company's last fiscal year ended December 31, 2000, the Company did not issue any securities pursuant to exemptions from registration under the Securities Act of 1933. Subsequently in March 2001, the Company sold 325,000 shares of common stock not registered under the Securities Act of 1933, for $0.20 per share, or an aggregate of $65,000. These shares have not been issued yet.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock".

Plan of Operation
-----------------

During the next twelve months, the Company plans to concentrate its efforts on raising capital funding through the sale of equity securities in order to advance its business plan. Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the President to either advance funds to the Company, or to accrue expenses until such time as this additional financing can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company is able to secure additional financing to launch operations.

Management has made initial progress in implementing its business plan by registering its Internet domain name on the Internet and setting up a beta website - www.slabsdirect.com. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, management intends to hire employees, rent commercial office space in Vancouver, British Columbia, purchase furniture and equipment, continue development of website operations and establish commercial relationships with natural stone producers, distributors and content providers. The Company intends to use its equity capital to fund its business plan during the next twelve months, as cash flow is not estimated to begin until year two of the business plan.

The Company will face considerable risk in each of its business plan steps, including: difficulty of hiring competent personnel within projected budgets, longer than anticipated website programming requirements, and a shortfall of funding due to an inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by a non-related company. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to us. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Revenues
--------

The Company has generated no revenues from operations since its inception and does not anticipate earning revenues from operations until after additional financing can be obtained and operations can be launched.

Costs and Expenses
------------------

During the fiscal year covered by this reporting period, the Company has incurred costs of $9,464 for management fees, $8,099 for professional fees, $5,000 for consulting fees, $7,394 for office and other miscellaneous expenses, and $2,038 for development costs. Sales of the Company's equity securities and a loan from a non-related company have allowed the Company to maintain a positive cash flow balance.

Liquidity and Capital Resources
-------------------------------

As at December 31, 2000, the Company has sold $25,746 in equity securities. Funds from this financing have been used to pay for the organizational and development expenses of the Company to date. At December 31, 2000, the Company had cash and accounts receivables of $1188.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully launch operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

In March, 2001, the Company was able to raise $65,000 in a sale of equity securities which will be used to further the Company's plan of business in an effort to launch operations.

The Company believes that its existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

Cash requirements and need for additional funds
-----------------------------------------------

The Company's business plan encompasses the following steps to establish its vertical trade portal: raise capital of $500,000 through the sale of equity securities via a private placement during months one through six, during months seven through twelve budget $100,000 for development of its website (including $50,000 for content materials and licenses), $30,000 for one marketing manager to handle advertising and sponsor revenues, $20,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $200,000 for advertising, and $50,000 for rent and other operating expenses.

There are no current plans for additional product research and development. The Company plans to purchase approximately $150,000 in furniture, computers, software, Internet content materials and related licenses during the next twelve months from proceeds of its equity security sales. The Company anticipates an increase to 2 employees during the next twelve months.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the past year ended December 31, 2000: Activity during the past year has been confined to industry research, the identification of markets and development of a website.

Future Prospects: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers, and new uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

Reverse Acquisition Candidate: The Company is not currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is not presently a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

Risk Factors that May Affect Future Results and Market Price of Stock
---------------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested. While management believes its estimates of projected occurrences and events are reasonable, there can be no guarantees or assurances that the results anticipated will occur. Despite management's belief that the Company can effectively compete because of its past experience in the natural stone market, the Company's ability to succeed will depend upon a number of factors, including, but not limited to, its ability to secure funding, create consumer awareness and branding of its Website, assemble and then periodically enhance its Website quickly enough to encourage users to increase time spent at the site, and develop and implement a delivery function for natural stone products ordered through its Website.

Limited operating history; anticipated losses; uncertainly of future results

The Company was organized in January, 2000, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.The Company will be incurring costs to develop, and enhance its website, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

Possible Need for Additional Financing

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If the Company is not able to meet these obligations, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

Unpredictability of Future Revenues; Potential Fluctuations in Quarterly
Results.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.

The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

Developing Market; Acceptance of the Internet as a Medium for Commerce Just Now Being Proven.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce is has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

Unproven Acceptance of the Company's Services and/or Products

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows. Dependence on Key Personnel

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional technical, sales, and other personnel as it moves forward with its business model. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain any key employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

Dependence on Continued Growth in Use of the Internet

The success of the Company's business depends, in part, on continued acceptance and growth in the use of the Internet for business commerce and would suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

     o     Inadequate network infrastructure.
     o     Security concerns.
     o     Inconsistent quality of service.
     o     Lack of available cost-effective, high-speed service.
     o     The adoption of new standards or protocols for the Internet.
     o     Changes or increases in government regulation.

Online companies have experienced interruptions in their services as a result of outages and other delays occurring due to problems with the Internet network infrastructure, disruptions in Internet access provided by third-party providers or failure of third party providers to handle higher volumes of user traffic. If Internet usage grows, the Internet infrastructure or third-party service providers may be unable to support the increased demands which may result in a decline of performance, reliability or ability to access the Internet. If outages or delays frequently occur in the future, Internet usage, as well as usage of the Company's Internet Web-site, could grow more slowly or decline.

Competition

Competition for Internet products and services is intense. The Company expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Websites at a relatively low cost. Several companies offer competitive vertical trade communities and the Company expects that additional companies will offer competing vertical trade communities on a standalone or portfolio basis. Competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the Company's vertical trade portal. If the Company is unable to compete successfully against its competitors, the business, financial condition and operating results will be adversely affected.

Virtually all of the Company's competitors have greater brand recognition and greater financial, marketing and other resources than the Company. This places the Company at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. The Company's future success depends upon its ability to deliver compelling Internet content about the natural stone industry that will attract users who will in turn purchase natural stone products through the Company's auction marketplace. If the Company is unable to develop Internet content that attracts a loyal user base, it could have a material adverse effect on the business, financial condition and operating results.

Internet users can freely navigate and instantly switch among a large number of Websites. Many of these Internet sites offer original content. Thus, it may be difficult for the Company to distinguish its content and attract users. To be successful, the Company must establish and strengthen the brand awareness of the "slabsdirect.com" brand. The Company believes that brand recognition will become more important in the future with the growing number of Internet sites. The

Company's brand awareness could be diluted, which could adversely affect the business, financial condition and operating results if users do not perceive its products and services to be of high quality. Proprietary rights are important to the Company's success and its competitive position.

Risks of Potential Government Regulation and Other Legal Uncertainties Relating to the Internet

The Company is not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Because the Company's services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that the Company is required to qualify to do business and pay taxes in each state or foreign country. The Company's failure to qualify in other jurisdictions when it is required to do so could subject the Company to penalties and could restrict the Company's ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business may have a material adverse affect on its business, results of operations and financial condition.

Intellectual Property Rights

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

The Company has not applied for any trademarks, though it does intend to do so in the future. There is no guarantee that the Company's applications, when made, will be accepted. Although the Company seeks to protect its proprietary rights, its actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries.

Risks of technology trends and evolving industry standards

The Company's market is characterized by rapid technological change and frequent new product announcements. If the Company is unable to successfully respond to these developments or if it does not respond in a cost-effective way, its business, financial condition and operating results will be materially adversely affected. To be successful, the Company must adapt to a rapidly changing market by continually improving the responsiveness, services and features of its vertical trade portal and by developing new features to meet customer needs. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance existing services and develop new services and technology that address the needs of customers. The Company will also need to respond to technological advances and emerging industry standards in a cost-effective and timely basis.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, including notes thereto, together with the report of independent auditor thereon, are included as a separate Exhibit to this report. Please see pages23 through 30.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since incorporation in January 2000, the Company has had no disagreement, resignation or dismissal of the principal independent accountant for the Company. N.I. Cameron, Inc., Chartered Accountants, has audited the Company's consolidated financial statements for the period ending December 31, 2000.

The principal independent accountant's report on the financial statements for the past year did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                    Age        Title                          Term
------------------      ---        ------------------             ---------

Steven J. Bruk          34         President, Secretary,          Annual
                                   Treasurer, Director

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Steven J. Bruk             25%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

The Company currently have no significant employees and none are anticipated. Strategic matters and critical decisions are handled by the directors and executive officers of the Company. Our director and executive officer, promoters or control persons have not been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

(c)      Family Relationships.

There are no family relationships among our directors, executive officers, or nominees for such positions.

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Steven J. Bruk

Since October 1998 Mr. Bruk has been providing technology and marketing consulting services to a number of businesses, including Eduverse.com, a company engaged in developing and marketing software programs to assist non-English speaking students in learning spoken English. From September 1996 to October 1998 Mr. Bruk was a commercial realtor with Royal Lepage Commercial, Inc. From September 1993 to September 1996 Mr. Bruk founded and operated Silverado Stone Inc., an importer and value-added manufacturer of marble, granite and limestone products. Mr. Bruk holds a Bachelor's degree from Bishop's University in Lennoxville, Quebec.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended December 31, 2000, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

(e)      Directors Compensation

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.


ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.


(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2000 to each of its executive officers


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                     Annual Compensation           Long Term Compensation

(a)                  (b)      (c)        (d)       (e)             (f)           (g)
Name and             Year     Salary     Bonus     Other           Restricted    Securities
Principal                     ($)        ($)       Annual          Stock         Underlying/
Position                                           Compensation    Awards        Options
                                                   ($)             ($)           (#)

Steven J. Bruk       2000     0          0         $8,099 (1)       0             0
President, Treasurer
Secretary and Director

(h) The Company has made no Long Term Compensation payouts (LTIP or other)

(1) The Company has no employment agreement with its executive officer. Mr. Bruk has been paid a management fee of $675 per month beginning in January, 2000.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 9,999,600 shares outstanding at December 31, 2000.

Title of        Name and Address of         Amount of Beneficial     Percent
Class           Beneficial Owner            Interest                 of Class

Common          Steven J. Bruk              7,500,000                75%
                3230 Mathers Avenue
                West Vancouver, BC  V7V 2K5


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2000.

Title of        Name and Address of         Amount of                Percent
Class           Beneficial Owner            Beneficial Interest      of Class

Common          Steven J. Bruk              7,500,000                 75%
                3230 Mathers Avenue
                Westst Vancouver,
                BC  V7V 2K5


Total as a group                            7,500,000                 75%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has not entered into and does not intend to enter into any transactions with management or any nominees for such positions. The Company has not entered into and does not intend to enter into any transactions with beneficial owners of more than 5% of its issued and outstanding share capital. Since inception, the Company has not entered into any transactions with promoters.

The Company's Management is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, management may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. While the Company and its sole officer and director has not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, Mr. Bruk has advised the Company that he will limit his roles in all other business activities to the role of a passive investor and devote his full time services to the Company after the Company raises capital of $500,000 through the sale of securities through a private placement and is able to provide adequate salaries.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2000 are filed as part of this report.

         (1) Financial statements of slabsdirect.com, Inc. and subsidiary.

Year ended December 31, 2000

                                                                                                        Page
                                                                                                        ----
Independent Auditor's Report for year ended December 31, 2000.............................................23

Consolidated Balance Sheet at end of December 31, 2000....................................................24

Consolidated Statement of Operations at end of December 31, 2000..........................................25

Consolidated Statement of Stockholders' Equity at end of December 31, 2000................................26

Consolidated Statement of Cash Flows at end of December 31, 2000..........................................27

Notes to the Consolidated Financial Statements............................................................28

                          REPORT OF INDEPENDENT AUDITOR





To the Director of
slabsdirect.com, Inc.


We have audited the accompanying consolidated balance sheet of slabsdirect.com, Inc. (a development stage enterprise) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the initial period from date of incorporation, January 14, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of slabsdirect.com Inc. at December 31, 2000, and the results of its operations and its cash flows for the initial period from date of incorporation, January 14, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/ NI Cameron Inc.

Vancouver, Canada,                                 CHARTERED ACCOUNTANTS
February 12, 2001




N.I. (Nick) Cameron, C.A.     Suite 303, 475 Howe Street  Telephone 604 669-9631
an incorporated professional  Vancouver, B.C. Canada      Facsimile 604 669-1848
                               V6C 2B3

Email: infor@nicameroninc.com                      Website: www.nicameroninc.com
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                                December 31, 2000

                           (expressed in U.S. dollars)

                                     ASSETS

CURRENT
     Cash                                                                 $       825
     Accounts receivable                                                          363
     Prepaid expenses and deposits                                              3,000        $    4,188
                                                                          -----------        ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                               $   5,437
     Loan payable (Note 5)                                                      5,000         $  10,437
                                                                           ----------         ---------


STOCKHOLDERS' EQUITY
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 9,999,600 issued and outstanding                                  1,000
         Preferred stock - $0.0001 par value
           5,000,000 authorized                                                                      --
     Additional paid-in capital                                                                  24,746
     Deficit accumulated in the development stage                                               (31,995)
                                                                                              ---------

                                                                                                 (6,249)

                                                                                             $    4,188







   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
                       For the Initial Period from date of
               Incorporation January 14, 2000 to December 31, 2000

                           (expressed in U.S. dollars)



OPERATING EXPENSES

     Professional fees                                            $    9,464
     Management fees                                                   8,099
     Office and miscellaneous                                          7,394
     Consulting fees                                                   5,000
     Development costs                                                 2,038
                                                                  ----------

LOSS FROM OPERATIONS                                              $  (31,995)
                                                                  ==========

LOSS PER SHARE, Basic and diluted                                 $   (0.003)
                                                                  ==========

Weighted average number of common shares outstanding               9,273,689
                                                                  ==========

















   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                 Consolidated Statement of Stockholders' Deficit
                       For the Initial Period from date of
               Incorporation January 14, 2000 to December 31, 2000

                           (expressed in U.S. dollars)

                                                                                             Deficit
                                                                                           Accumulated
                                                                                             in the
                                         Number of                       Additional        development
                                          Shares          Amount       Paid-in Capital        Stage           Total
                                     ------------------------------------------------------------------------------------
Issuance of common stock                  9,999,600       $ 1,000         $  24,746      $      --        $ 25,746

Loss for the period                              --            --                --        (31,995)        (31,995)

                                     ------------------------------------------------------------------------------------
Balance, December 31, 2000                9,999,600       $ 1,000          $ 24,746      $ (31,995)       $ (6,249)
                                     ====================================================================================





















   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
                       For the Initial Period from date of
               Incorporation January 14, 2000 to December 31, 2000

                           (expressed in U.S. dollars)


OPERATING ACTIVITIES
  Loss for the period                                                    $ (31,995)
  Add (Deduct): Changes in operating assets and liabilities
           Accounts receivable                                                (363)
        Prepaid expenses and deposits                                       (3,000)
           Accounts payable and accrued liabilities                          5,437
                                                                         ---------
  Net cash used in operating activities                                    (29,921)
                                                                         ---------

FINANCING ACTIVITIES
  Increase in loan payable                                                   5,000
  Issuance of share capital                                                 25,746
                                                                         ---------
  Net cash provided by financing activities                                 30,746
                                                                         ---------

NET CHANGE IN CASH DURING THE PERIOD AND                                 $     825
  CASH AT END OF PERIOD                                                  =========





















   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

                           (expressed in U.S. dollars)



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


     Going concern
     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 2000, the Company had accumulated $31,995 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Reporting on Costs of Start-Up Activities
     Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been no effect on the Company's financials statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

                           (expressed in U.S. dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Income taxes
     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Loss per share
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

     Foreign currency translation
     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at December 31, 2000 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)

     December 31, 2000 rate     .6669


3.   SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

     During the year, the Company issued 7,500,000 common shares for proceeds of $750.00 to the founder of the Company and completed a private placement of 2,499,600 common shares for proceeds of $24,996.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

                           (expressed in U.S. dollars)



4.   RELATED PARTY TRANSACTIONS

     During the period, the Company paid management fees of $8,099 and office expenses of $4,120 to a stockholder of the Company. These transactions have been recorded using the exchange amount.


5.   LOAN PAYABLE

     The loan payable is interest free and has no specific repayment terms.


6.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and loan payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


7.   INCOME TAXES

     At December 31, 2000, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totalling approximately $12,600 less a valuation allowance of $12,600.

     At December 31, 2000, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $17,000 and Canadian tax purposes of approximately $15,000.

         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            ------------------------
3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

23                Consent of Independent Auditor


----------------------

(a) Included as an Exhibit to Slabsdirect.com, Inc.'s registration statement on Form 10-SB dated June 28, 2000.


b)  Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March 23, 2001                     SLABSDIRECT.COM, INC.


                                            By: /s/ Steven J. Bruk
                                            ------------------------------------
                                            Steven J. Bruk
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






       Name                             Title                   Date
-------------------                     -------                ------
                                        Director              March 23, 2001
/s/
--------------------------------
Steven J. Bruk