Form 10QSB
period 2001-03-31
SLABSDIRECT COM INC
filed 2001-05-09
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2001

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

                                 (604) 913-1883
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.0001 par value                      10,312,100
            (Class)                             (Outstanding as of May 1, 2001)

                              SLABSDIRECT.COM, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Accountant's Report..............................................3

Assets   ....................................................................4

Liabilities and Stockholder's Equity.........................................4

Statement of Operations......................................................5

Statement of Cash Flows......................................................6

Notes to Financial Statements................................................7

Item 2   Management's Discussion and Analysis or Plan of Operation...........10

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K....................................17

Signatures...................................................................18

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors of
slabsdirect.com, Inc.
Vancouver, B.C., Canada



We have reviewed the accompanying consolidated balance sheet of slabsdirect.com, Inc. as at March 31, 2001, the related consolidated statements of operations for the three month period ended March 31, 2001, the initial period from date of incorporation January 14, 2000 to March 31, 2000 and the period from date of incorporation January 14, 2000 to March 31, 2001, and the related consolidated statements of cash flows for the three month period ended March 31, 2001, the initial period from date of incorporation January 14, 2000 to March 31, 2000 and the period from date of incorporation January 14, 2000 to March 31, 2001. These financial statements are the responsibility of the corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.





Vancouver, B.C                                            CHARTERED ACCOUNTANTS
April 23, 2001
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)


                                     ASSETS


CURRENT
     Cash                                                                 $    35,528
     Accounts receivable                                                          831
     Prepaid expenses and deposits                                             14,018         $  50,377
                                                                          -----------         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                 $  15,501
                                                                                              ---------


STOCKHOLDERS' EQUITY
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 10,312,100 issued and outstanding                                 1,031
         Preferred stock - $0.0001 par value
           5,000,000 authorized                                                                      --
     Additional paid-in capital                                                                  87,215
     Deficit accumulated in the development stage                                              (53,370)
                                                                                              ---------

                                                                                                 34,876
                                                                                              ---------

                                                                                              $  50,377
                                                                                              =========


   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
For the three month period ended March 31, 2001, the initial period from date of incorporation January 14, 2000 to March 31, 2000 and the period from date of incorporation January 14, 2000 to March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                                                              Initial Period From            Period From
                                                                                 January 14, 2000       January 14, 2000
                                                                                         (date of               (date of
                                                     Threee Months Ended        incorporation) to      incorporation) to
                                                          March 31, 2001           March 31, 2000         March 31, 2001
                                                      -------------------     --------------------     ------------------
OPERATING EXPENSES
  Professional fees                                     $     11,549             $        602             $     21,013
  Management fees                                              2,291                    2,203                   10,390
  Office and miscellaneous                                     1,903                    1,353                    9,297
  Consulting fees                                                 --                    5,000                    5,000
  Travel                                                       3,873                       --                    3,873
  Development costs                                            1,759                    1,029                    3,797
                                                        ------------             ------------             ------------
LOSS FROM OPERATIONS                                    $    (21,375)            $    (10,187)            $    (53,370)
                                                        ------------             ------------             ------------

LOSS PER SHARE, basic and diluted                       $     (0.002)            $     (0.001)
                                                        ============             ============

WEIGHTED AVERAGE NUMBER                                   10,010,017                7,500,000
  OF COMMON SHARES                                     =============             ============
  OUTSTANDING





   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
For the three month period ended March 31, 2001, the initial period from date of incorporation January 14, 2000 to March 31, 2000 and the period from date of incorporation January 14, 2000 to March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                                                                     Initial Period from          Period from
                                                                                        January 14, 2000     January 14, 2000
                                                                                                (date of             (date of
                                                               Three Months Ended      incorporation) to    incorporation) to
                                                                   March 31, 2001         March 31, 2000       March 31, 2001
                                                               ------------------     ------------------    ------------------
OPERATING ACTIVITIES
  Loss for the period                                                 $(21,375)            $(10,187)            $(53,370)
  Add (Deduct): Changes in operating assets
         and liabilities
      Accounts receivable                                                 (468)                (350)                (831)
      Prepaid expenses and deposits                                    (11,018)                  --              (14,018)
      Accounts payable and accrued liabilities                          10,064               10,506               15,501
                                                                      --------             --------             --------
  Net cash used in operating activities                                (22,797)                 (31)             (52,718)
                                                                      --------             --------             --------

FINANCING ACTIVITIES
  Increase (decrease) in loan payable                                   (5,000)                  --                   --
  Issuance of share capital                                             62,500                  750               88,246
                                                                      --------             --------             --------
  Net cash provided by financing activities                             57,500                  750               88,246
                                                                      --------             --------             --------

NET CHANGE IN CASH DURING THE PERIOD                                    34,703                  719               35,528

CASH AT BEGINNING OF THE PERIOD                                            825                   --                   --
                                                                      --------             --------             --------

CASH AT END OF THE PERIOD                                             $ 35,528             $    719             $ 35,528
                                                                      ========             ========             ========



   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Going concern
     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At March 31, 2001, the Company had accumulated $53,370 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Reporting on Costs of Start-Up Activities
     Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been no effect on the Company's financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Loss per share
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

     Foreign currency translation
     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at March 31, 2001 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)

     March 31, 2001 rate                             .6344
     Average rate                                    .6545

3.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

     During the three month period ended March 31, 2001, the Company issued 312,500 common shares for proceeds of $62,500.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



4.   RELATED PARTY TRANSACTIONS

     During the period, the Company paid management fees of $2,291 (March 31, 2000 - $2,203) and office expenses of $645 (March 31, 2000 - $1,101) to a stockholder of the Company. These transactions have been recorded using the exchange amount.


5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.



6.   INCOME TAXES

     At March 31, 2001, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totalling approximately $20,750 (March 31, 2000 - $4,050) less a valuation allowance of $20,750 (March 31, 2000 - $4,050).

     The valuation allowance increased by $8,150 during the three-month period ended March 31, 2001 (March 31, 2000 - $4,050).

     At March 31, 2001, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $30,900 and Canadian tax purposes of approximately $22,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATION

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

Costs and Expenses
------------------

During the three months ended March 31, 2001, the Company has incurred costs of $2,291 for management fees, $11,549 for professional fees, $1,903 for office and other miscellaneous expenses, $3,873 for travel expenses, and $1,759 for development costs. Sales of the Company's equity securities and a loan from a non-related company have allowed the Company to maintain a positive cash flow balance.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2001, the Company has sold $62,500 in equity securities and issued 312,500 shares. Funds from this financing have been used to pay for the organizational and development expenses of the Company to date. At March 31, 2001, the Company had cash and accounts receivables of $36,359.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the three months ended March 31, 2001: Activity during the past year has been confined to industry research, the identification of markets and development of a website.

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

Limited operating history; anticipated losses; uncertainty of future results

The Company was organized in January, 2000, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of the Company's business model.

The Company will be incurring costs to develop, and enhance its website, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

Developing Market; Acceptance of the Internet as a Medium for Commerce Just Now Being Proven.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

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

Dependence on Key Personnel

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The Company intends to hire additional technical, sales, and other personnel as it moves forward with its business model. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain any key employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

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

Intellectual Property Rights

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

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


                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*



         * Included as an Exhibit to Slabsdirect.com, Inc.'s registration statement on Form 10-SB dated June 28, 2000.

(b)      Reports on Form 8-K filed during the three months ended March 31, 2001.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2001                                   Slabsdirect.com, Inc.


                                                      /s/ Steven Bruk
                                                      ------------------------
                                                      Steven Bruk
                                                      President