Form 10QSB
period 2001-06-30
SLABSDIRECT COM INC
filed 2001-08-14
CIK 1106285

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended June 30, 2001

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.0001 par value                    10,312,100
                 (Class)                      (Outstanding as of August 8, 2001)

                              SLABSDIRECT.COM, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Accountant's Report........................................... 3

Assets   ................................................................. 4

Liabilities and Stockholder's Equity...................................... 4

Statement of Operations................................................... 5

Statement of Cash Flows................................................... 6

Notes to Financial Statements............................................. 7

Item 2   Management's Discussion and Analysis or Plan of Operation........ 10

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K................................. 17

Signatures................................................................ 18

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
slabsdirect.com, Inc.
Vancouver, B.C., Canada

We have reviewed the accompanying consolidated balance sheet of slabsdirect.com, Inc. as at June 30, 2001, the related consolidated statements of operations for the three month and six month periods ended June 30, 2001 and June 30, 2000 and the period from date of incorporation January 14, 2000 to June 30, 2001, and the related consolidated statements of cash flows for the six month period ended June 30, 2001, the initial period from date of incorporation January 14, 2000 to June 30, 2000 and the period from date of incorporation January 14, 2000 to June 30, 2001. These financial statements are the responsibility of the corporation's management.

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

                                                       /s/ N.I. Cameron Inc.

Vancouver, B.C.                                       CHARTERED ACCOUNTANTS
August 3, 2001
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                     ASSETS

CURRENT
     Cash                                                                   $  27,090
     Accounts receivable                                                        1,580
     Prepaid expenses and deposits                                              3,000         $  31,670
                                                                            ---------         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                 $   3,400
                                                                                              ---------


STOCKHOLDERS' EQUITY
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 10,312,100 issued and outstanding                                 1,031
         Preferred stock - $0.0001 par value
           5,000,000 authorized                                                                      --
     Additional paid-in capital                                                                  87,215
     Deficit accumulated in the development stage                                               (59,976)
                                                                                              ---------

                                                                                                 28,270
                                                                                              ---------
                                                                                              $  31,670
                                                                                              =========

   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
   For the three month and six month periods ended June 30, 2001 and 2000 and the period from date of incorporation January 14, 2000 to June 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                                                Period from           Period from
                                                 Three           Three            Six      January 14, 2000      January 14, 2000
                                                Months          Months         Months              (date of              (date of
                                                 Ended           Ended          Ended     incorporation) to     incorporation) to
                                              June 30,        June 30,       June 30,              June 30,              June 30,
                                                  2001            2000           2001                  2000                  2001
                                             ------------------------------------------------------------------------------------
OPERATING EXPENSES

     Professional fees                       $     3,519     $    5,000   $    15,068            $    5,602              $ 24,532
     Management fees                                 973          1,890         3,264                 4,093                11,363
     Office and administration                       827          1,942         2,730                 3,295                10,124
     Development costs                             1,287          1,009         3,046                 2,038                 5,084
     Consulting fees                                  --             --            --                 5,000                 5,000
     Travel                                           --             --         3,873                    --                 3,873
                                             -----------     ----------   -----------            ----------              --------

LOSS FROM OPERATIONS                         $    (6,606)    $   (9,841)  $   (27,981)           $  (20,028)             $(59,976)
                                             ===========     ==========   ===========            ==========              ========

LOSS PER SHARE,

     Basic and diluted                       $    (0.001)    $   (0.001)  $    (0.003)           $   (0.002)
                                             ===========     ==========   ===========            ==========

WEIGHTED AVERAGE                              10,312,100      9,560,110    10,161,893             8,758,188
                                             ===========     ==========   ===========            ==========
   NUMBER OF COMMON
   OUTSTANDING SHARES


   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
  For the six month period ended June 30, 2001, the initial period from date of incorporation January 14, 2000 to June 30, 2000 and the period from date of incorporation January 14, 2000 to June 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                               Initial Period from              Period from
                                                                                  January 14, 2000         January 14, 2000
                                                              Six Months                  (date of                 (date of
                                                                   Ended         incorporation) to        incorporation) to
                                                           June 30, 2001             June 30, 2000            June 30, 2001
                                                           ----------------------------------------------------------------
OPERATING ACTIVITIES

  Loss for the period                                          $(27,981)                 $(20,028)                 $(59,976)
  Add (Deduct): Changes in operating assets
         and liabilities
      Accounts receivable                                        (1,217)                     (784)                   (1,580)
      Prepaid expenses and deposits                                  --                        --                    (3,000)
      Accounts payable and accrued liabilities                   (2,037)                    8,570                     3,400
                                                               --------                  --------                  --------
  Net cash used in operating activities                         (31,235)                  (12,242)                  (61,156)
                                                               --------                  --------                  --------

FINANCING ACTIVITIES
  Increase (decrease) in loan payable                            (5,000)                       --                        --
  Issuance of share capital                                      62,500                    25,746                    88,246
                                                               --------                  --------                  --------
  Net cash provided by financing activities                      57,500                    25,746                    88,246
                                                               --------                  --------                  --------

NET CHANGE IN CASH DURING THE PERIOD                             26,265                    13,504                    27,090

CASH AT BEGINNING OF THE PERIOD                                     825                        --                        --
                                                               --------                  --------                  --------

CASH AT END OF THE PERIOD                                      $ 27,090                  $ 13,504                  $ 27,090
                                                               ========                  ========                  ========

   The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Going concern

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At June 30, 2001, the Company had accumulated $59,976 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

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

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Loss per share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilutive common stock equivalents such as stock options.

     Foreign currency translation

     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at June 30, 2001 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)

     June 30, 2001 rate                              .6605
     Average rate for the three month period         .6489


3.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

     During the six month period ended June 30, 2001, the Company issued 312,500 common shares for proceeds of $62,500.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)


4.   RELATED PARTY TRANSACTIONS

     During the period, the Company paid management fees of $3,264 (June 30, 2000 - $4,093) and office expenses of $645 (June 30, 2000 - $2,027) to a stockholder of the Company. These transactions have been recorded using the exchange amount.

5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

6.   INCOME TAXES

     At June 30, 2001, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totalling approximately $20,100 (June 30, 2000 - $8,100) less a valuation allowance of $20,100
     (June 30, 2000 - $8,100).

     The valuation allowance increased by $7,500 during the six month period ended June 30, 2001 (June 30, 2000 - $8,100).

     At June 30, 2001, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $35,400 and Canadian tax purposes of approximately $23,300.

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

Costs and Expenses
------------------

During the three months ended June 30, 2001, the Company has incurred costs of $973 for management fees, $3,519 for professional fees, $827 for office and other miscellaneous expenses, and $1,287 for development costs. Sales of the Company's equity securities and a loan from a non-related company have allowed the Company to maintain a positive cash flow balance.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30, 2001, the Company neither sold any equity securities nor issued any shares. Funds from the financing completed in the 3 months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At June 30, 2001, the Company had cash and accounts receivables of $28,670.

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

There are no current plans for additional product research and development. The Company plans to purchase approximately $150,000 in furniture, computers, software, Internet content materials and related licenses during the twelve months proceeding the capital raising efforts of its equity security sales.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the three months ended June 30, 2001: Activity during the past year has been confined to industry research, the identification of markets and development of a website.

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

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant*

3.2      By-laws of the Registrant*


         ----------------
         * Included as an Exhibit to Slabsdirect.com, Inc.'s registration statement on Form 10-SB dated June 28, 2000.

(b)      Reports on Form 8-K filed during the three months ended June 30, 2001.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2001                      Slabsdirect.com, Inc.


                                            /s/ Steven Bruk
                                            -----------------------------------
                                            Steven Bruk
                                            President