Form 10QSB
period 2001-09-30
SLABSDIRECT COM INC
filed 2001-11-15
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended September 30, 2001

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common Stock, $0.0001 par value                    10,312,100
                 (Class)                    (Outstanding as of November 1, 2001)

                              SLABSDIRECT.COM, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Accountant's Report.........................................  3

Consolidated Balance Sheet..............................................  4

Consolidated Statement of Operations....................................  5

Consolidated Statement of Cash Flows....................................  6

Notes to Consolidated Financial Statements..............................  7

Item 2   Management's Discussion and Analysis or Plan of Operation......  10

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...............................  17

Signatures..............................................................  18

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors of
slabsdirect.com, Inc.
Vancouver, B.C., Canada



We have reviewed the accompanying consolidated balance sheet of slabsdirect.com, Inc. as of September 30, 2001, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 and from date of incorporation January 14, 2000 to September 30, 2001 and the related consolidated statements of cash flows for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 and the period from date of incorporation January 14, 2000 to September 30, 2001. These financial statements are the responsibility of the corporation's management.

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






                                                  /s/ N.I. Cameron Inc.
                                                  ------------------------------
Vancouver, B.C.                                  CHARTERED ACCOUNTANTS
November 1, 2001
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet


                           (expressed in U.S. dollars)

                                                                        September 30       December 31,
                                                                            2001              2000
                                                                          --------          --------
                                                                         (Unaudited)
ASSETS

CURRENT
     Cash                                                                 $ 27,712          $    825
     Accounts receivable                                                       694               363
     Prepaid expenses and deposits                                           3,000             3,000
                                                                          --------          --------

                                                                          $ 31,406          $  4,188
                                                                          ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             $  9,155          $  5,437
     Loan payable                                                               --             5,000
                                                                          --------          --------
                                                                             9,155            10,437
                                                                          --------          --------

STOCKHOLDERS' EQUITY
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 10,312,100 issued and outstanding            1,031             1,000
         Preferred stock - $0.0001 par value
           5,000,000 authorized                                                 --                --
     Additional paid-in capital                                             87,215            24,746
     Deficit accumulated in the development stage                          (65,995)          (31,995)
                                                                          --------          --------
                                                                            22,251            (6,249)
                                                                          --------          --------

                                                                          $ 31,406          $  4,188
                                                                          ========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
                For the three-month and nine-month periods ended
             September 30, 2001 and 2000 and the period from date of
              Incorporation January 14, 2000 to September 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                                         Period From        Period From
                                                                                      January 14, 2000   January 14, 2000
                                                                                          (date of          (date of
                                  Three months       Three months     Nine months      incorporation)      incorporation)
                                     Ended              Ended            Ended              to                 to
                                  September 30,      September 30,    September 30,     September 30,      September 30,
                                      2001              2000             2001               2000              2001
                                  ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES

     Professional fees            $      5,357      $        127      $     20,425      $      5,729      $     29,889
     Management fees                        --             2,024             3,264             6,117            11,363
     Office and miscellaneous              662             1,727             3,392             5,022            10,786
     Development costs                      --                --             3,046             2,038             5,084
     Consulting fees                        --                --                --             5,000             5,000
     Travel                                 --                --             3,873                --             3,873
                                  ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS              $     (6,019)     $     (3,878)     $    (34,000)     $    (23,906)     $    (65,995)
                                  ============      ============      ============      ============      ============

Loss per shares,
basic and diluted                 $     (0.001)     $     (0.000)     $     (0.003)     $     (0.003)
                                  ============      ============      ============      ============

Weighted average number
of common shares outstanding        10,312,100         9,999,600        10,212,512         9,099,360
                                  ============      ============      ============      ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
                For the three-month and nine-month periods ended
             September 30, 2001 and 2000 and the period from date of
              Incorporation January 14, 2000 to September 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                                         Period From        Period From
                                                                                      January 14, 2000   January 14, 2000
                                                                                          (date of          (date of
                                  Three months       Three months     Nine months      incorporation)      incorporation)
                                     Ended              Ended            Ended              to                 to
                                  September 30,      September 30,    September 30,     September 30,      September 30,
                                      2001              2000             2001               2000              2001
                                  ------------      ------------      ------------      ------------      ------------

OPERATING ACTIVITIES

    Loss for the period                $ (6,019)     $ (3,878)         $(34,000)         $(23,906)         $(65,995)
    Add (Deduct): Changes in
    operating assets and
liabilities
     Accounts receivable                    886          (272)             (331)           (1,056)             (694)
    Prepaid expenses and                     --            --                --                --            (3,000)
      deposits
    Accounts payable and
    accrued liabilities                   5,755        (6,369)            3,718             2,201             9,155
                                       --------      --------          --------          --------          --------
    Net cash used in operating
    activities                              622       (10,519)          (30,613)          (22,761)          (60,534)
                                       --------      --------          --------          --------          --------

FINANCING ACTIVITIES
    Increase (decrease) in loan              --            --            (5,000)               --                --
      payable
    Issuance of share capital                --            --            62,500            25,746            88,246
                                       --------      --------          --------          --------          --------
    Net cash provided by financing
      activities                             --            --            57,500            25,746            88,246
                                       --------      --------          --------          --------          --------

NET CHANGE IN CASH DURING
THE PERIOD                                  622       (10,519)           26,887             2,985            27,712

CASH AT BEGINNING OF THE
PERIOD                                   27,090        13,504               825                --                --
                                       --------      --------          --------          --------          --------

CASH AT END OF THE PERIOD              $ 27,712      $  2,985          $ 27,712          $  2,985          $ 27,712
                                       ========      ========          ========          ========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Going concern

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2001, the Company had accumulated $65,995 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.


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

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Loss per share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, the Company had no dilutive common stock equivalents such as stock options.

     Foreign currency translation

     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at September 30, 2001 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)
                                                          2001       2000
                                                          ----       ----

     September 30 rate                                   .6335      .6651
     Average rate for the three month period             .6468      .6724


3.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

     During the nine-month period ended September 30, 2001, the Company issued 312,500 common shares for proceeds of $62,500.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)


4.       RELATED PARTY TRANSACTIONS

     During the period, the Company paid management fees of $3,264 (September 30, 2000 - $6,117) and office expenses of $645 (September 30, 2000 - $3,129) to a stockholder of the Company. These transactions have been recorded using the exchange amount.


5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.



6.   INCOME TAXES

     At September 30, 2001, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totaling approximately $22,800 (September 30, 2000 - $9,500) less a valuation allowance of $22,800 (September 30, 2000 - $9,500).

     The valuation allowance increased by $10,200 during the nine-month period ended September 30, 2001 (September 30, 2000 - $9,500).

     At September 30, 2001, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $41,200 and Canadian tax purposes of approximately $24,800.

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

Costs and Expenses
------------------

During the three months ended September 30, 2001, the Company has incurred costs of $5,357 for professional fees and $662 for office and other miscellaneous expenses. Sales of the Company's equity securities and a loan from a non-related company have allowed the Company to maintain a positive cash flow balance.

Liquidity and Capital Resources
-------------------------------

During the three months ended September 30, 2001, the Company neither sold any equity securities nor issued any shares. Funds from the financing completed in the 3 months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At September 30, 2001, the Company had cash and accounts receivables of $28,406.

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

Cash requirements and need for additional funds
-----------------------------------------------

In order to establish its vertical trade portal and advance its business plan, the Company anticipates it will incur expenses related to the following: the development of the Company's website (including payments for content material and licenses); hiring additional employees (a marketing manager and office support staff); purchasing computers and fixed assets; launching an advertising campaign; and rent and other operating expenses.

The Company plans to raise the capital required through the sale of equity securities via a private placement during the next two quarters.

There are no current plans for additional product research and development. The Company plans to purchase furniture, computers, software, Internet content materials and related licenses during the twelve months proceeding the capital raising efforts of its equity security sales.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the three months ended September 30, 2001: Activity during the past year has been confined to industry research, the identification of markets and development of a website.

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

Limited operating history; anticipated losses; uncertainty of future results

The Company was organized in January, 2000, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of the Company's business model.The Company will be incurring costs to develop, and enhance its website, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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


-----------

* Included as an Exhibit to SlabsDirect.com, Inc.'s registration statement on Form 10-SB dated June 28, 2000.

(b)  Reports on Form 8-K filed during the three months ended September 30, 2001.

     No Current Reports on Form 8-K were filed during the three months ended September 30, 2001

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001                         SlabsDirect.com, Inc.


                                                /s/ Steven Bruk
                                                --------------------------------
                                                Steven Bruk
                                                President