Form 10KSB
period 2001-12-31
SLABSDIRECT COM INC
filed 2002-03-06
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                       1934

        For the Fiscal Year Ended  December 31, 2001

                         Commission file number: 0-30919

                              SLABSDIRECT.COM, INC.
         (Exact name of small business issuer as specified in its charter)

         Delaware                                       98-6218467
(State or other jurisdiction of               (IRS Employee Identification No.)
 incorporation or organization)

                               3230 Mathers Avenue
                  West Vancouver, British Columbia Canada V7V 2K5
                  -----------------------------------------------
                     (Address of principal executive offices)

Issuer's telephone number, including area code:             (604) 913-1883

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     __ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.    $0

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
registrant as of February 28, 2002.                         $0

Number of outstanding shares of the registrant's par value $0.0001 common stock,
as of February 28, 2002.                            10,312,100

ITEM 1. DESCRIPTION OF BUSINESSThe Company was incorporated in the State of Delaware on January 14, 2000 for the purpose of establishing a vertical trade portal (i.e. a website) for the natural stone industry. The Company has one wholly owned subsidiary, slabsdirect.com Online (B.C.) Ltd., which was incorporated in the Province of British Columbia, Canada on January 25, 2000. In April of 2000 the Company received initial funding and in March of 2001 the Company received additional funding, all from the sale of common stock to its investors.

The Company has not commenced any operations other than initial corporate formation and capitalization, the selection and acquisition of a domain name, www.slabsdirect.com, the preparation of preliminary design specifications for its vertical trade community and the development of a beta website.

The Company has developed a vertical trade portal which will allow users to research, source, contact and purchase natural stone products, equipment and services.

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

Management believes that the focus of the Company's vertical trade portal should be on delivering ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet. To accomplish this goal, the Company has retained the services of a website development company. The Company has established a beta vertical trade portal at www.slabsdirect.com. Upon obtaining adequate financing (approximately $500,000), the Company plans to refine this portal, include additional content, and begin marketing its services.

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

                  Industry Events and Trade Shows
                  Industry Awards
                  Information on Natural Stone Care Products
                  Information on Stoneworking Machinery
                  Information on Installation Techniques
                  Information on Natural Stone Design

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

                  Design Resources
                  Trade Associations
                  Trade Shows

Market

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

The Company plans to create consumer awareness and create branding of its website through some or all of the following methods:

                  Internet
                  Radio
                  Print Ad
                  Public Relations
                  Television
                  Trade Shows
                  Other Advertising

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

Patents, Trademarks and Licenses

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

Employees

The Company currently has no full-time employees and one part-time employee, that being Steven Bruk, who is the Company's sole officer and director. Mr. Bruk is involved in other business activities to which he devotes substantially all of his time and participates in the running of the Company on a part-time basis as needed. Mr. Bruk has been paid a consulting fee of $675 per month from January, 2000 to and including March, 2001. From April to December 2001 no consulting fees were paid. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreements or employment agreements in existence.

Item 2.     Description of Property

The Company has no material assets and, as such, the Company neither owns nor leases any real or personal property. On March 1, 2001 the Company moved from its leased premises at Suite 216, 2438 Marine Drive, West Vancouver, BC V7V 1L2 to space located at 3230 Mathers Avenue, West Vancouver, BC V7V 2K5, which is owned by Steven Bruk, the Company's President. The space is a total of 250 square feet, for which the Company is not charged any rent. The Company believes that this space is sufficient for its current requirements and plans to seek additional space upon completion of an equity financing.

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

(b) As of February 28, 2002, the Company had approximately 27 shareholders of record of the common stock.

(c) Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends on outstanding common stock have been paid since inception. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

(d)   Recent Sales of Unregistered Securities

In April of 2000 2,499,600 shares of common stock were issued to twenty-four investors, all resident in the State of Missouri, for an aggregate of $24,996. These transactions were exempted from registration pursuant to Rule 504 of the Securities Act of 1933.

In March of 2001 312,500 shares of common stock were issued to a company for $62,500 cash. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results".

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

Costs and Expenses

During the fiscal year covered by this reporting period, the Company has incurred costs of $3,264 for management fees, $24,360 for professional fees, $8,230 for office and other miscellaneous expenses, and $3,046 for development costs. Sale of the Company's equity securities has allowed the Company to maintain a positive cash flow balance.

Liquidity and Capital Resources

As at December 31, 2001, the Company has sold $88,246 in equity securities. Funds from these financings have been used to pay for the organizational and development expenses of the Company to date. At December 31, 2001, the Company had cash and accounts receivables of $22,952.

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

In March 2001, the Company was able to raise $62,500 in a sale of equity securities which will be used to further the Company's plan of business in an effort to launch operations.

The Company believes that its existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next three months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

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

There are no current plans for additional product research and development. The Company plans to purchase approximately $150,000 in furniture, computers, software, Internet content materials and related licenses during the next twelve months from proceeds of its equity security sales. The Company anticipates an increase to two employees during the next twelve months.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the past year ended December 31, 2001: Activity during the past year has been confined to industry research, the identification of markets and development of a website.

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

Limited operating history; anticipated losses; uncertainty of future results

The Company was organized in January 2000, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.

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

Possible Need for Additional FinancingIt is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next three months, there is no assurance that, after such period, the Company will be operating profitably. If the Company is not able to meet these obligations, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

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

Developing Market; Acceptance of the Internet as a Medium for Commerce Just Now Being Proven.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors, and there can be no assurance that this trend will continue.

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

The Company's performance and operating results are substantially dependent on the continued service and performance of Steven Bruk, the Company's only officer and director. The Company intends to hire technical, sales, and other personnel as it moves forward with its business model. There can be no assurance that the Company will be able to retain any key employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of Mr. Bruk or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance on Mr. Bruk.

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

ITEM 7.     FINANCIAL STATEMENTS

Financial  Statements  and  Schedules.   The  following  consolidated  financial
statements for the Company are filed as part of this report:

o    Independent Auditor's Report for year ended December 31, 2001
o    Consolidated Balance Sheet at end of December 31, 2001
o    Consolidated Statement of Operations at end of December 31, 2001
o    Consolidated Statement of Stockholders' Equity at end of December 31, 2001
o    Consolidated Statement of Cash Flows at end of December 31, 2001
o    Notes to the Consolidated Financial Statements

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

      The following table furnishes the information concerning the Company's director and officer as of December 31, 2001. The director of the Company is elected every year and serves until his successor is elected and qualifies.

Name  ......      Age         Title
------------      ---         ------------

Steven J. Bruk          35    President, Secretary,
                              Treasurer, Director

Steven J. Bruk has been an officer and director of the Company since January 2000. Since October 1998 Mr. Bruk has been providing technology and marketing consulting services to a number of businesses, including Eduverse.com, a company engaged in developing and marketing software programs to assist non-English speaking students in learning spoken English. From September 1996 to October 1998 Mr. Bruk was a commercial realtor with Royal Lepage Commercial, Inc. From September 1993 to September 1996 Mr. Bruk founded and operated Silverado Stone Inc., an importer and value-added manufacturer of marble, granite and limestone products. Mr. Bruk holds a Bachelor's degree from Bishop's University in Lennoxville, Quebec.

Compliance with Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 2001.

                                            Other                         All
                                            Annual  Restricted           Other
Name and                                    Compen-   Stock    Options   Compen-
Principal                     Salary Bonus  sation   Awards    Granted   sation
Position                 Year   ($)   ($)    ($)      ($)         #       ($)

Steven J. Bruk           2001    0     0   $3,264      0          0        0
President, Treasurer
Secretary and Director

Until funding is obtained, Mr. Bruk plans to spend approximately 25% of his time on the business and affairs of the Company. The Company does not have an employment contract or any compensatory plans or arrangement with Mr. Bruk.

There are no standard arrangements pursuant to which the Company's director is compensated for any services provided as director. No additional amounts are payable to the Company's director for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as of December 31, 2001 with respect to the Company's common stock beneficially owned by the Company's only Officer and Director and by each person known by the Company to own more than five percent of the Company's common stock. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

            Name and Address of                Shares             Percent
              Beneficial Owner                 Owned              of Class

            Steven J. Bruk                    7,500,000            73%
            3230 Mathers Avenue
            West Vancouver, BC  V7V 2K5

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 14, 2000 the Company sold 7,500,000 shares of its common stock to Steve Bruk, the Company's only officer and director, for $750.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number      Description

3.1         Articles of Incorporation of the Company           (1)
                                                            ------------

3.2         By-laws of the Company                             (1)
                                                            ------------


(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the three months ended December 31, 2001.

                          REPORT OF INDEPENDENT AUDITOR




To the Director of
slabsdirect.com, Inc.


We have audited the accompanying consolidated balance sheet of slabsdirect.com, Inc. (a development stage enterprise) as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations and cash flows for the year ended December 31, 2001, the initial period from date of incorporation, January 14, 2000 to December 31, 2000 and the initial period from date of incorporation, January 14, 2000 to December 31, 2001 and the consolidated statement of stockholders' equity for the initial period from date of incorporation, January 14, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of slabsdirect.com Inc. at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the initial period from date of incorporation, January 14, 2000 to December 31, 2000 and the initial period from date of incorporation, January 14, 2000 to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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






                                                  /s/ N.I. Cameron, Inc.
Vancouver, Canada,                                CHARTERED ACCOUNTANTS
February 21, 2002
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                     December 31, 2001 and December 31, 2000

                           (expressed in U.S. dollars)


                                     ASSETS

                                                     2001         2000

CURRENT
   Cash                                           $ 12,828    $    825
   Accounts receivable                              10,124         363
   Prepaid expenses and deposits                     3,000       3,000
                                               ----------- -----------

                                                 $  25,952    $  4,188
                                               =========== ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities     $    8,601   $   5,437
   Loan payable                                          -       5,000
                                            --------------  ----------
                                                     8,601      10,437
                                               -----------    --------


STOCKHOLDERS' EQUITY
   Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 10,312,100 issued
        and outstanding                              1,031       1,000
      Preferred stock - $0.0001 par value
        5,000,000 authorized                             -           -
   Additional paid-in capital                       87,215      24,746
   Deficit accumulated in the development stage    (70,895)    (31,995)
                                                 ----------   ---------
                                                    17,351     (6,249)

                                                 $  25,952  $    4,188
                                                 =========  ==========









    The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Operations
      For the Year Ended December 31, 2001, the Initial Period from date of
       Incorporation January 14, 2000 to December 31, 2000 and the Initial
     Period from Date of Incorporation January 14, 2000 to December 31, 2001

                           (expressed in U.S. dollars)



                                                         Initial Period         Initial Period
                                                                   from                   from
                                                                Date of                Date of
                                                          Incorporation          Incorporation
                                      Year Ended    January 14, 2000 to    January 14, 2000 to
                                    December 31,      December 31, 2000      December 31, 2001
                                           2001
                                --------------------------------------------------------------

OPERATING EXPENSES
   Professional fees                     $24,360           $ 9,464                  $33,824
   Office and miscellaneous                4,357             7,394                   11,751
   Travel                                  3,873                 -                    3,873
   Management fees                         3,264             8,099                   11,363
   Development costs                       3,046             2,038                    5,084
   Consulting fees                             -             5,000                    5,000
                                -------------------------------------------------------------
LOSS FROM OPERATIONS                   $ (38,900)        $ (31,995)               $ (70,895)
                                =============================================================
LOSS PER SHARE, Basic and
   diluted                               $(0.004)          $(0.003)
                                ===================================
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                        10,237,613         9,273,689
                                ===================================















    The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                 Consolidated Statement of Stockholders' equity
                       For the Initial Period from date of
               Incorporation January 14, 2000 to December 31, 2001

                           (expressed in U.S. dollars)



                                                                       Deficit
                                                                     Accumulated
                                                          Additional   in the
                                     Number                Paid-in   development
                                    of Shares    Amount    Capital      Stage     Total
                                    ----------------------------------------------------
                                    ----------

Issuance of common stock            9,999,600   $ 1,000  $ 24,746      $    -  $ 25,746

Loss for the initial period ended
    December 31, 2000                       -         -         -    (31,995)  (31,995)
                                    ----------------------------------------------------

Balance, December 31, 2000          9,999,600     1,000    24,746    (31,995)   (6,249)
                                    ----------------------------------------------------

Issuance of common stock for cash     312,500        31    62,469          -    62,500

Loss for the year ended December            -         -         -    (38,900)  (38,900)
31, 2001
                                    ----------------------------------------------------

Balance, December 31, 2001          10,312,100  $ 1,031  $ 87,215   $(70,895)   $17,351
                                    ====================================================






















    The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                      Consolidated Statement of Cash Flows
      For the Year Ended December 31, 2001, the Initial Period from date of
       Incorporation January 14, 2000 to December 31, 2000 and the Initial
     Period from Date of Incorporation January 14, 2000 to December 31, 2001

                           (expressed in U.S. dollars)



                                                           Initial Period       Initial Period
                                                                     from                 from
                                                                  Date of              Date of
                                                            Incorporation        Incorporation
                                        Year Ended    January 14, 2000 to  January 14, 2000 to
                                         December 31,   December 31, 2000    December 31, 2001
                                           2001
                                     -----------------------------------------------------------

OPERATING ACTIVITIES
 Loss for the period                       $(38,900)          $(31,995)         $(70,895)
  Add (Deduct): Changes in
operating assets  and liabilities
           Accounts receivable               (9,761)              (363)          (10,124)
      Prepaid expenses and deposits               -             (3,000)           (3,000)
           Accounts payable and
           accrued liabilities                3,164              5,437             8,601
                                     -----------------------------------------------------------
  Net cash used in operating                 (45,497)          (29,921)          (75,418)
activities                           -----------------------------------------------------------

FINANCING ACTIVITIES
 Increase (decrease) in loan payable          (5,000)             5,000                 -
  Issuance of share capital                    62,500            25,746            88,246
                                     -----------------------------------------------------------
  Net cash provided by financing               57,500            30,746            88,246
activities
                                     -----------------------------------------------------------

NET CHANGE IN CASH DURING
     THE PERIOD                                12,003               825            12,828

CASH AT BEGINNING OF THE PERIOD                   825                 -                 -
                                     -----------------------------------------------------------

CASH AT END OF THE PERIOD                     $12,828              $825           $12,828
                                     ===========================================================












    The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                December 31, 2001

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


   Going concern
   The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 2001, the Company had accumulated $70,895 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.


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

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                December 31, 2001

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

   Loss per share
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at December 31, 2000 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

   (equivalent Cdn $ per U.S. $)

                               2001        2000
   December 31 rate           .6278       .6669

3.    SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

   During the period ended December 31, 2000, the Company issued 7,500,000 common shares for proceeds of $750.00 to the founder of the Company and completed a private placement of 2,499,600 common shares for proceeds of $24,996.

   During the year ended December 31, 2001, the Company issued 312,500 common shares for proceeds of $62,500.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                December 31, 2001

                           (expressed in U.S. dollars)



4.    RELATED PARTY TRANSACTIONS

   During the period, the Company paid management fees of $3,264 (2000 - $8,099) and office expenses of $645 (2000 - $4,120) to a director and stockholder of the Company. These transactions have been recorded using the exchange amount.


5. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


6. INCOME TAXES

   At December 31, 2001, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totalling approximately $24,400 (December 31, 2000 - $12,600) less a valuation allowance of $24,400 (December 31, 2000 - $12,600). The valuation allowance increased by $11,800 during the year ended December 31, 2001 (2000 - $12,600).

   At December 31, 2001, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $45,800 and Canadian tax purposes of approximately $25,000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March  5, 2002                      SLABSDIRECT.COM, INC.


                                          By:   /s/ Steven J. Bruk
                                               -------------------------------
                                                  Steven J. Bruk
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ Steven J. Bruk                 Director                March  5, 2002
------------------------
Steven J. Bruk