Form 10QSB
period 2002-03-31
SLABSDIRECT COM INC
filed 2002-05-14
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended March 31, 2002

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

Yes   X           No
    --------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.0001 par value                  10,312,100
              (Class)                        (Outstanding as of May 1, 2002)

                          PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors of
slabsdirect.com, Inc.
Vancouver, B.C., Canada



We have reviewed the accompanying consolidated balance sheet of slabsdirect.com, Inc. as at March 31, 2002, the related consolidated statements of operations for the three month periods ended March 31, 2002 and March 31, 2001 and the periods from date of incorporation January 14, 2000 to March 31, 2002 and March 31, 2001 and the related consolidated statements of cash flows for the three month periods ended March 31, 2002 and March 31, 2001 and the periods from date of incorporation January 14, 2000 to March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the corporation's management.

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







                                                        N.I. Cameron Inc.
Vancouver, B.C.                                         CHARTERED ACCOUNTANTS
May 8, 2002
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                           (expressed in U.S. dollars)



                                     ASSETS

                                                March 31,    December 31,
                                                    2002            2001
                                           ------------------------------
                                              (Unaudited)
CURRENT
   Cash                                      $      11,200    $    12,828
   Accounts receivable                                 328         10,124
   Prepaid expenses and deposits                         -          3,000
                                           ------------------------------

                                             $      11,528    $    25,952
                                             ============================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities   $      6,588    $     8,601
                                              ---------------------------


STOCKHOLDERS' EQUITY
   Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 10,312,100
      issued and outstanding                         1,031         1,031
      Preferred stock - $0.0001 par value
        5,000,000 authorized                             -             -
   Additional paid-in capital                       87,215        87,215
   Deficit accumulated in the development stage    (83,306)      (70,895)
                                               --------------------------
                                                     4,940        17,351
                                           ------------------------------
                                             $      11,528    $    25,952
                                             ============================

  The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                     Consolidated Statement of Operations For the three month periods ended March 31, 2002 and March 31, 2001 and the periods from date of incorporation January 14, 2000 to March 31, 2002 and March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)




                                                             Period from  Period from
                                                             January 14,  January 14,
                                          Three      Three          2000         2000
                                         Months     Months      (date of     (date of
                                          Ended      Ended incorporation)incorporation)
                                      March 31,  March 31,  to March 31, to March 31,
                                           2002       2001          2002         2001
                                    --------------------------------------------------
OPERATING EXPENSES

  Professional fees                     $ 3,286   $ 11,549     $  37,110     $ 21,013
  Management fees                         5,017      2,291        16,380       10,390
  Office and miscellaneous                  951      1,903        12,702        9,297
  Consulting fees                         3,000          -         8,000        5,000
  Development costs                         157      1,759         5,241        3,797
  Travel                                      -      3,873         3,873        3,873
                                    --------------------------------------------------
LOSS FROM OPERATIONS                 $ (12,411)  $(21,375)     $(83,306)    $(53,370)
                                    ==================================================

LOSS PER SHARE, basic and diluted      $(0.001)  $ (0.002)
                                    =======================

WEIGHTED AVERAGE NUMBER              10,312,100 10,010,017
 OF COMMON SHARES OUTSTANDING       ======================




  The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                     Consolidated Statement of Cash Flows For the three month periods ended March 31, 2002 and March 31, 2001 and the periods from date of incorporation January 14, 2000 to March 31, 2002 and March 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)


                                                             Period from  Period from
                                                             January 14,  January 14,
                                          Three      Three          2000         2000
                                         Months     Months      (date of     (date of
                                          Ended      Ended incorporation)incorporation)
                                      March 31,  March 31,  to March 31, to March 31,
                                           2002       2001          2002         2001
                                    --------------------------------------------------

OPERATING ACTIVITIES
  Loss for the period                   $(12,411)  $(21,375)   $ (83,306)  $ (53,370)
  Add (Deduct): Changes in operating
assets
      and liabilities
    Accounts receivable                     9,796      (468)        (328)       (831)
    Prepaid expenses and deposits           3,000   (11,018)            -    (14,018)
    Accounts payable and accrued          (2,013)     10,064        6,588      15,501
liabilities
                                       -----------------------------------------------
  Net cash used in operating              (1,628)   (22,797)     (77,046)    (52,718)
activities                             -----------------------------------------------

FINANCING ACTIVITIES
  Increase (decrease) in loan payable           -    (5,000)            -           -
  Issuance of share capital                     -     62,500       88,246      88,246
                                       -----------------------------------------------
  Net cash provided by financing                -     57,500       88,246      88,246
activities
                                       -----------------------------------------------

NET CHANGE IN CASH DURING THE PERIOD      (1,628)     34,703       11,200      35,528

CASH AT BEGINNING OF THE PERIOD            12,828        825            -           -
                                       -----------------------------------------------

CASH AT END OF THE PERIOD                $ 11,200   $ 35,528     $ 11,200    $ 35,528
                                       ===============================================




  The accompanying notes are an integral part of these financial statements.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                  Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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


   Going concern
   The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At March 31, 2002, the Company had accumulated $83,306 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.


2.    SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements
   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and its result of operations and its cash flows for the three-month period ending March 31, 2002. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

   Use of estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                  Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

   Loss per share
   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2002, the Company had no dilutive common stock equivalents such as stock options.

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Subsidiary is the Canadian dollar. Hence, all asset and liability amounts have been translated using the exchange rate as at March 31, 2002 and all expenses have been translated using the average exchange rate for the period. The rates used were as follows:

   (equivalent Cdn $ per U.S. $)

   March 31, 2002 rate        .6255
   Average rate               .6272
                              slabsdirect.com, Inc.
                        (a development stage enterprise)
                  Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)


3.    SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.


4.    RELATED PARTY TRANSACTIONS

   During the period, the Company paid management fees of $5,017 (2001 - $2,291) and office expenses of $0 (2001 - $645) to a director and stockholder of the Company. These transactions have been recorded using the exchange amount.


5. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


6. INCOME TAXES

   At March 31, 2002, there were deferred income tax assets resulting from operating loss carryforwards for tax purposes totalling approximately $28,700 less a valuation allowance of $28,700. The valuation allowance increased by $4,300 during the period ended March 31, 2002.

   At March 31, 2002, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $53,000 and Canadian tax purposes of approximately $30,300.

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

During the next twelve months, the Company plans to concentrate its efforts on raising capital through the sale of equity securities in order to advance its business plan.

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

During the period ended March 31, 2002, the Company has incurred costs of $3,286 for professional fees, $8,017 for management and consulting fees, and $1,108 for office and other miscellaneous expenses.

During the period ended March 31, 2002, the Company neither sold any equity securities nor issued any shares. Funds from the financing completed in the three months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At March 31, 2002, the Company had cash and accounts receivables of $11,528.

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

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully launch operations. The Company is seeking financing in the form of equity in order to provide necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company's inability to raise sufficient capital will have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

Risk Factors that May Affect Future Results and Market Price of Stock

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holdings - None

Item 5. Other Information - None

Item 6. Exhibits and Reports n Form 8-K

        (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2002                       Slabsdirect.com, Inc.


                                          /s/ Steven Bruk
                                          -------------------------------
                                          Steven Bruk
                                          President, Principal Financial Officer
                                          and Principal Accounting Officer