Form 10QSB
period 2002-06-30
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________


                                     0-30919
                            (Commission file number)


                              SLABSDIRECT.COM, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                         98-6218467
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)


            1145 WEST 7TH AVENUE, VANCOUVER, BRITISH COLUMBIA V6H 1B5
                    (Address of principal executive offices)


                                 (604) 649-8336
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2004 - 10,312,100 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              SLABSDIRECT.COM, INC.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of June 30, 2002 (unaudited)                            2

           Consolidated  Statements of  Operations  for the three and six months ended June 30, 2002 and 2001 (unaudited) and accumulated from January
           14, 2000 (date of inception) to June 30, 2002                                         3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001 (unaudited)                                   4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                 June 30,            December 31,
                                                                                   2002                 2001
                                                                                     $                   $
                                                                                (unaudited)            (audited)
Assets

Current Assets

Cash                                                                                  1,453              12,828
Accounts receivable                                                                     296              10,124
Prepaid expenses                                                                          -               3,000
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,749              25,952
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                      7,470               6,601
Accrued liabilities                                                                   2,000               2,000
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                     9,470               8,601
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           1,500                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                     89,746              88,246

Deficit Accumulated During the Development Stage                                    (97,467)             70,895
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                          (7,721)             17,351
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,749              25,952
--------------------------------------------------------------------------------------------------------------------

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                         Accumulated from
                                                  Three Months Ended             Six Months Ended        January 14, 2000
                                                       June 30,                      June 30,           (Date of Inception)
                                                  2002           2001           2002           2001      to June 30, 2002
                                                   $               $              $             $                $
Revenue                                                 -              -              -              -                 -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                    -          1,287            157          3,046             5,241
   Consulting fees (Note 3(a))                      4,500            973         12,517          3,264            28,880
   Office and miscellaneous                           542            827          1,493          2,730            13,244
   Professional fees                                7,619          3,519         10,905         15,068            44,729
   Donated Rent (Note 3(b))                           750              -          1,500              -             1,500
   Travel                                               -              -              -          3,873             3,873
----------------------------------------------------------------------------------------------------------------------------

                                                   13,411          6,606         26,572         27,981            97,467
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                           (13,411)        (6,606)       (26,572)       (27,981)          (97,467)
----------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share                        -             -              -              -
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding            10,312,100     10,312,100     10,312,100     10,161,893
----------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                         Six Months
                                                                            Ended
                                                                           June 30,

                                                                     2002                2001
                                                                      $                   $
Cash Flows to Operating Activities

Net loss for the period                                            (26,572)             (27,981)

Adjustments to reconcile net loss to cash
    Donated Rent                                                     1,500                    -

Change in operating assets and liabilities

Decrease (increase) accounts receivable                              9,828               (1,217)
Decrease in prepaid expenses                                         3,000                    -
(Decrease) increase in accounts payable and accrued
   liabilities                                                         869               (2,037)
----------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                              (11,375)             (31,235)
----------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Issuance of common stock                                                 -               62,500
Repayment of related party loan                                          -               (5,000)
----------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                -               57,500
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                        (11,375)              26,265

Cash - beginning of period                                          12,828                  825
----------------------------------------------------------------------------------------------------

Cash - end of period                                                 1,453               27,090
----------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                            -                    -
Income tax paid                                                          -                    -

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2002 (expressed in U.S. dollars)


1.    Development Stage Company

      Slabsdirect.com, Inc. (the "Company") was incorporated in Delaware, U.S.A. on January 14, 2000.

      The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 and its purpose is to establish a vertical trade portal on the Internet for the natural stone industry. The Company intends to provide a platform for users to research, source, contact and purchase natural stone products and services.

      These financial statements include the accounts of the Company and its wholly-owned subsidiary Slabsdirect.com Online (B.C.) Ltd. (the "Subsidiary"). The Subsidiary was incorporated in the Province of British Columbia, Canada on January 25, 2000.

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At June 30, 2002, the Company had accumulated $97,467 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

      (a)   Use of Estimates

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

      (b)   Consolidated Financial Statements

            These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary Slabsdirect.com Online (B.C.) Ltd. All intercompany transactions/balances have been eliminated.

      (c)   Year End

            The Company's fiscal year end is December 31.

      (d)   Cash and Cash Equivalents

            The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

      (e)   Foreign Currency Translation

            The Company's functional and reporting currency is the United States dollar. The financial statements of the Company's subsidiary are translated into United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Revenue, expenses and non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is charged to operations.

      (f)   Basic and Diluted Net Income (Loss) Per Share

            The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

      (g)   Financial Instruments

            The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

      (h)   Revenue Recognition

            The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

      (i)   Recent Accounting Pronouncements

            In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on its financial position or its results of operations.

            The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a material impact on the Company's financial position or operating results.

      (j)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2002 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

      (k)   Interim Consolidated Financial Statements

            These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.    Related Party Transactions

      (a) During the six month period ended June 30, 2002, the Company paid consulting fees of $5,081 (2001 - $3,264) and office expenses of Nil (2001 - $645) to a director and stockholder of the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $1,500 for the six month period ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

SUMMARY

slabsdirect.com, Inc. (the "Company") has developed a vertical trade portal which will allow users to research, source, contact and purchase natural stone products, equipment and services.

The Company has not commenced any operations other than initial corporate formation and capitalization, the selection and acquisition of a domain name, www.slabsdirect.com, the preparation of preliminary design specifications for its vertical trade community and the development of a beta website.

The Company plans to develop its vertical trade portal into four areas:

      o     an auction marketplace;

      o     industry classifieds;

      o     industry news; and

      o     industry links.

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

The Company will face considerable risk in each of its business plan steps, including:

      o     difficulty of hiring competent personnel within projected budgets;

      o     longer than anticipated website programming requirements; and

      o a shortfall of funding due to an inability to raise capital in the equity securities market.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

To date, the Company has not generated revenues. During the three months ended June 30, 2002, the Company has incurred costs of $7,619 for professional fees, $4,500 for consulting fees, $542 for office and other miscellaneous expenses and $750 for donated rent as compared to $3,519 for professional fees, $973 for consulting fees, $827 for office and other miscellaneous expenses and $-0- for donated rent for the three months ended June 30, 2001. In addition, for the three months ended June 30, 2001, the Company incurred $1,287 in development costs. Total expenses for the three months ended June 30, 2002 increased by $6,805 as compared to the three months ended June 30, 2001 as a result of an increase in consulting fees paid to Big Sky Management Ltd. in connection with the private offering of equity securities. In addition, there was an increase in the amount of $4,100 in professional fees. The reason for this increase was due to the amount of work involved in bringing the financial statements and SEC filings up to date.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 2002, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At June 30, 2002, the Company had cash and accounts receivables of $1,749.

In order to establish its vertical trade portal and advance its business plan, the Company anticipates it will incur expenses related to the following:

      o the development of the Company's website (including payments for content material and licenses);

      o hiring additional employees (a marketing manager and office support staff);

      o     purchasing computers and fixed assets;

      o     launching an advertising campaign; and

      o     rent and other operating expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

------------------- -----------------------------------------------------------------------------
      NUMBER                                   EXHIBIT
------------------- -----------------------------------------------------------------------------
       31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
------------------- -----------------------------------------------------------------------------

       32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- -----------------------------------------------------------------------------

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SLABSDIRECT.COM, INC.

August 25, 2004                 By: /s/ Steven Bruk
                                    -----------------------------------------
                                    Steven Bruk
                                    President, Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer