Form 10QSB
period 2002-09-30
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                              SLABSDIRECT.COM, INC.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2002 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2002 and 2001 (unaudited)
           and accumulated from January 14, 2000 (date of inception) to
           September 30, 2002                                                                    3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2002 and 2001 (unaudited)                             4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                  September 30,         December 31,
                                                                                      2002                 2001
                                                                                        $                   $

                                                                                   (unaudited)            (audited)
Assets

Current Assets

Cash                                                                                  1,306              12,828
Accounts receivable                                                                     607              10,124
Prepaid expenses                                                                          -               3,000
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,913              25,952
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                     12,260               6,601
Accrued liabilities                                                                   4,000               2,000
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    16,260               8,601
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           2,250                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                     90,496              88,246

Deficit Accumulated During the Development Stage                                   (104,843)             70,895
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (14,347)             17,351
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,913              25,952
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                        Accumulated from
                                              Three Months Ended             Nine Months Ended          January 14, 2000
                                                 September 30,                 September 30,          (Date of Inception)
                                             2002            2001           2002           2001      to September 30, 2002
                                               $              $               $              $                 $
Revenue                                             -             -               -              -                  -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                -             -             157          3,046              5,241
   Consulting fees (Note 3(a))                  4,512             -          17,029          3,264             33,392
   Office and miscellaneous                       222           662           1,715          3,392             13,466
   Professional fees                            1,892         5,357          12,797         20,425             46,621
   Donated rent (Note 3(b))                       750             -           2,250              -              2,250
   Travel                                           -             -               -          3,873              3,873
----------------------------------------------------------------------------------------------------------------------------

                                                7,376         6,019          33,948         34,000            104,843
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                        (7,376)       (6,019)        (33,948)       (34,000)          (104,843)
----------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share                    -            -               -              -
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding        10,312,100    10,312,100      10,312,100     10,212,512
----------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                           Nine Months
                                                                              Ended
                                                                          September 30,
                                                                      2002                2001
                                                                       $                   $
Cash Flows to Operating Activities

Net loss for the period                                            (33,948)            (34,000)

Adjustments to reconcile net loss to cash
   Donated Rent                                                      2,250                   -

Less non-cash working capital items

Decrease (increase) in accounts receivable                           9,517                (331)
Decrease in prepaid expenses                                         3,000                   -
Increase in accounts payable and accrued liabilities                 7,659               3,718
----------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                              (11,522)            (30,613)
----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Issuance of common stock                                                 -              62,500
Proceeds from (repayment to) a related party                             -              (5,000)
----------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                       -              57,500
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                        (11,522)             26,887

Cash - beginning of period                                          12,828                 825
----------------------------------------------------------------------------------------------------

Cash - end of period                                                 1,306              27,712
----------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                            -                   -
Income tax paid                                                          -                   -

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2002 (expressed in U.S. dollars)


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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2002, the Company had accumulated $104,843 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (h)   Revenue Recognition

            The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Since the Company is the primary obligator in a transaction, is subject to the inventory risk, has latitude in establishing prices, revenue will be reported on a gross basis. The Company will provide allowances for sales returns based on historical experience.

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

      (j)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2002 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

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

3.    Related Party Transactions

      (a) During the nine month period ended September 30, 2002, the Company paid consulting fees of $5,093 (2001 - $3,264) and office expenses of Nil (2001 - $645) to a director and stockholder of the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $2,250 for the nine month period ended September 30, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

To date, the Company has not generated revenue. During the three months ended September 30, 2002, the Company has incurred costs of $1,892 for professional fees, $4,512 for consulting fees, $222 for office and other miscellaneous expenses and $750 in donated rent as compared to $5,357 for professional fees, $-0- for consulting fees, $662 for office and other miscellaneous expenses and $-0- in donated rent for the three months ended September 30, 2001. Total expenses for the three months ended September 30, 2002 increased by $1,357 as compared to the three months ended September 30, 2001 as a result of an increase in consulting fees paid to Big Sky Management Ltd. in connection with the private offering of equity securities and the proposed quotation of the equity securities on a suitable exchange or quotation system, which was offset by the decrease in our professional fees. The reason for this increase was that we did not have the services of our consultant during this period last year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2002, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At September 30, 2002, the Company had cash and accounts receivables of $1,913.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

------------------- ---------------------------------------------------------------------------
      NUMBER                                 EXHIBIT
------------------- ---------------------------------------------------------------------------
       31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
------------------- ---------------------------------------------------------------------------
       32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- ---------------------------------------------------------------------------

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SLABSDIRECT.COM, INC.

August 25, 2004                 By: /s/ Steven Bruk
                                    --------------------------------------------
                                    Steven Bruk
                                    President, Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer