Form 10KSB
period 2002-12-31
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

Commission File Number: 000-29645


                              SLABSDIRECT.COM, INC.
                 (name of small business issuer in its charter)


            Delaware                                       98-6218467
            --------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


            1145 West 7th Avenue, Vancouver, British Columbia V6H 1B5
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 649-8336

Securities registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

       None                                          None
       ----                                          ----

Securities registered under Section 12(g) of the Act:

                Common Stock, $0.0001 par value
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 9, 2004 was $-0-.

The number of shares outstanding of each of the issuer's classes of common equity as of August 9, 2004 was 10,312,100 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................  3
ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................  6
ITEM 3.       LEGAL PROCEEDINGS.............................................................................  6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  7

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................  8
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................  8
ITEM 7.       FINANCIAL STATEMENTS.......................................................................... 11
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 11

ITEM 8A       CONTROLS AND PROCEDURES....................................................................... 12

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT.............................................................................. 13
ITEM 10.      EXECUTIVE COMPENSATION........................................................................ 14
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................ 15
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 15
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 16

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................ 16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

slabsdirect.com, Inc. (the "Company") was incorporated in the State of Delaware on January 14, 2000 for the purpose of establishing a vertical trade portal (i.e. a website) for the natural stone industry. The Company has one wholly owned subsidiary, slabsdirect.com Online (B.C.) Ltd., which was incorporated in the Province of British Columbia, Canada on January 25, 2000. In April of 2000, the Company received initial funding and in March of 2001 the Company received additional funding, all from the sale of common stock to its investors.

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

INDUSTRY NEWS

The Company has established a preliminary industry news center relating to the natural stone industry on its vertical trade portal. The industry news center is designed to cater to the needs of architects, designers, construction professionals, home owners and natural stone fabricators. The Company plans to supply information and news on the following subjects:

      o     Industry Events and Trade Shows;

      o     Industry Awards;

      o     Information on Natural Stone Care Products;

      o     Information on Stoneworking Machinery;

      o     Information on Installation Techniques; and

      o     Information on Natural Stone Design.

The Company plans to license the content required for its industry news center from other websites and industry publications.

INDUSTRY LINKS

The Company's vertical trade portal will also provide a directory of industry specific links to other websites on the Internet which will allow the natural stone enthusiast to conveniently move through the Company's portal to other websites. The Company plans to index these links geographically in order to assist the user in obtaining geographically relevant information. The Company intends to establish links for the following categories:

      o     Design Resources;

      o     Trade Associations; and

      o     Trade Shows.

MARKET

The Company plans to service the natural stone market with its vertical trade portal. The Company plans to create consumer awareness and create branding of its website through some or all of the following methods:

      o     Internet Radio;

      o     Print Ad;

      o     Public Relations;

      o     Television Trade Shows; and

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

To establish its vertical trade portal, the Company has retained the services of Servo Technology Management, a website development company located in Vancouver, British Columbia. The Company expects that Servo Technology Management will be able to develop and establish a vertical trade portal in a .timely and cost-effective manner. However, the Company has identified numerous alternative website development providers which can also meet its needs, if required.

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

EMPLOYEES

The Company currently has no full-time employees and one part-time employee, that being Steven Bruk, who is the Company's sole officer and director. Mr. Bruk is involved in other business activities to which he devotes substantially all of his time and participates in the running of the Company on a part-time basis as needed. For the year ended December 31, 2002, Mr. Bruk has been paid a consulting fee of $5,094. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreements or employment agreements in existence.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no material assets and, as such, the Company neither owns nor leases any real or personal property. The Company utilizes space located at 1145 West 7th Avenue, Vancouver, British Columbia V6H 1B5 valued at $250 which is donated by the sole executive officer of the Company and charged to operations. The space is a total of 250 square feet, for which the Company is not currently charged any rent. The Company believes that this space is sufficient for its current requirements and plans to seek additional space upon completion of an equity financing.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not quoted on any exchange and there is no public trading market. As of August 9, 2004, the Company had approximately 40 shareholders of record of the common stock.

DIVIDEND POLICY

The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of its board of directors and will depend on its general business condition.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes hereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PLAN OF OPERATION

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

Management has made initial progress in implementing its business plan by registering its Internet domain name on the Internet and setting up a beta website - www.slabsdirect.com. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, management intends to hire employees, rent commercial office space in Vancouver, British Columbia, purchase furniture and equipment, continue development of website operations and establish commercial relationships with natural stone producers, distributors and content providers. The Company intends to use its equity capital to fund its business plan, as cash flow is not estimated to begin until year two of the business plan.

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

COSTS AND EXPENSES

During the year ended December 31, 2002, the Company has incurred costs of $15,992 for professional fees, $17,094 for consulting fees, development costs of $157, $1,831 for office and other miscellaneous expenses and received donated rent in the amount $3,000 as compared to costs of $24,360 for professional fees, $3,264 for consulting fees, development costs of $3,046, $4,357 for office and other miscellaneous expenses and received no donated rent for the year ended

December 31, 2001. In addition, the Company incurred $3,873 in travel expenses for the year ended December 31, 2001. Total expenses for the year ended December 31, 2002 decreased by $896 as compared to the year ended December 31, 2001 as a result of a decrease in professional fees and travel expenses which was offset by an increase in consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

For the period from inception (January 14, 2000) to December 31, 2002, the Company has raised $88,246 from sales of its equity securities. Funds from these financings have been used to pay for the organizational and development expenses of the Company to date. At December 31, 2002, the Company had cash and accounts receivables of $1,715.

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

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to establish the Company's business plan of creating a vertical trade portal, the Company needs to raise capital of $500,000 through the sale of equity securities via a private placement. The Company expects to budget $100,000 for development of its website (including $50,000 for content materials and licenses), $30,000 for the payment of one marketing manager to handle advertising and sponsor revenues, $20,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $200,000 for advertising and $50,000 for rent and other operating expenses.

There are no current plans for additional product research and development. The Company plans to purchase approximately $150,000 in furniture, computers, software, Internet content materials and related licenses. The Company anticipates an increase to two employees during the next twelve months.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources and competitive disadvantage to other public or semi-public issuers. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

In the event that the Company's business might fail, the Company may seek out other possible business acquisitions to increase shareholder value although the Company is not currently searching for acquisitions. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and the independent auditors' report appear beginning on page F-1 of this Report and are incorporated into this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On  June  1,  2004,  the  Company  was  notified  by  N.I.   Cameron  Inc.
("Cameron"), its independent public accountants, that it was resigning as independent public accountant for the Company, effective as of that date. On June 16, 2004, the Company engaged Manning Elliott, Chartered Accountants ("Manning"), as its principal independent accountant. This decision to engage Manning was taken upon the unanimous approval of the Board of Directors of the Company.

      During the two fiscal years ended December 31, 2001 and December 31, 2000, and through June 1, 2004, (i) there were no disagreements between the Company and Cameron on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Cameron would have caused Cameron to make reference to the matter in its reports on the Company's financial statements, and (ii) Cameron's report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion; provided, however, Cameron did not account, review or audit the Company's financial statement for December 31, 2003 and 2002 or through June 1, 2004.
During the last two most recent fiscal years ended December 31, 2003 and December 31, 2002 and through June 1, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B; provided, however, Cameron did not account, review or audit the Company's financial statement for December 31, 2003 and 2002 or through June 1, 2004.

      During the two most recent fiscal years and through June 1, 2004, the Company has not consulted with Manning regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Manning concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

      Cameron has furnish the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2002, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Acting Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, age, and position of each of our directors and executive officers.


  NAME                  AGE      POSITION
  ----                  ---      --------
  Steven Bruk           38       President, Secretary, Principal
                                 Accounting/Financial Officer and Director


The Company's executive officers are appointed by, and serve at the pleasure of, the board of directors. There are no family relationships among our directors or executive officers. Our directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

BIOGRAPHICAL INFORMATION

Set forth below is biographical information for the Company's sole executive officer and director.

Steven J. Bruk has been an officer and director of the Company since January 2000. Since October 1998 Mr. Bruk has been providing technology and marketing consulting services to a number of businesses, including Eduverse.com, a company engaged in developing and marketing software programs to assist non-English speaking students in learning spoken English. From September 1996 to October 1998, Mr. Bruk was a commercial realtor with Royal Lepage Commercial, Inc. From September 1993 to September 1996, Mr. Bruk founded and operated Silverado Stone Inc., an importer and value-added manufacturer of marble, granite and limestone products. Mr. Bruk holds a Bachelor's degree from Bishop's University in Lennoxville, Quebec.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, the Company believes that during the fiscal year ended
December 31, 2002 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2001 and 2002 to:

      o     Each person who served as our chief  executive  officer during 2002;
            and

      o Our other executive officers whose total annual salary and bonus in 2003 exceeded $100,000.

                                   SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                                                                 SECURITIES           ALL OTHER
                                                                                 UNDERLYING        COMPENSATION ($)
NAME AND PRINCIPAL POSITION      YEAR          SALARY ($)      BONUS ($)        OPTIONS (#S)             (1)
---------------------------------------------------------------------------------------------------------------------
Steven Bruk, President,          2002             ---             ---               ---                 5,094
Secretary, Principal             2001             ---             ---               ---                 3,264
Accounting/Financial             2000             ---             ---               ---                 8,099
Officer and Director
---------------------------------------------------------------------------------------------------------------------


(1) Represents consulting fees paid to the Company's sole executive officer and director.

DIRECTOR COMPENSATION

The Company does not currently compensate its directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

EMPLOYMENT AGREEMENTS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information about the beneficial ownership of our common stock, as of August 9, 2004, by:

      o     each   person  or  entity  who  is  known  by  the  Company  to  own beneficially more than 5% of the outstanding shares of the Company common stock;

      o     each of the Company's directors;

      o     each of the Company's named executive officers;

      o each of the persons who served as the Company's chief executive officer during our fiscal year ended December 31, 2002; and

      o     all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of the Company's common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of August 9, 2004 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 10,312,100 shares of common stock outstanding as of August 9, 2004


------------------------------------------------------------------------------------------------------------------------
                          NAME AND ADDRESS                                 NUMBER OF SHARES        PERCENTAGE OF SHARES
                        OF BENEFICIAL OWNER                               BENEFICIALLY OWNED           OUTSTANDING
------------------------------------------------------------------------------------------------------------------------
Steven Bruk(1)                                                                  9,534,167                  92.5%
1145 West 7th Avenue
Vancouver, BC  V6H 1B5

All directors and executive officers as a group (1 person)                      9,534,167                  92.5%
------------------------------------------------------------------------------------------------------------------------

(1)   The sole director and executive officer of the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002 and 2001, the Company paid consulting fees of $5,094 and $3,264, respectively, to the Company's sole executive officer and director. In addition, the Company received donated overhead from the Company's sole executive officer and director for the year ended December 31, 2002.

The Company borrowed $4,206 from a minority shareholder during the year ended December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1   Articles of Incorporation of the Company (1)

      3.2   By-laws of the Company (1)

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.


      (b)   Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

--------------------------------------------------------------------------------
      1            2            3            4            5
--------------------------------------------------------------------------------
FISCAL YEAR                AUDIT-RELATED  TAX FEES     ALL OTHER
ENDING        AUDIT FEES   FEES                          FEES
--------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31,
2002            $3,000       --             --           --
--------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31,
2001            $5,273       --             --           --
--------------------------------------------------------------------------------


The following is a description of all services rendered:

AUDIT FEES - fees billed for  services  rendered by the auditor for the audit of
the  annual  financial   statements  and  review  of  the  quarterly   financial
statements.

AUDIT-RELATED FEES - fees billed for assurance and related services by the auditor that are reasonably related to the performance of the audit or review of the company's financial statements and are not reported under Audit Fees.

TAX FEES - fees billed for services rendered by the auditor for tax compliance, tax advice, and tax planning.

ALL OTHER FEES - fees billed for products and services provided by the auditor, other than the above services.

The Company does not have an audit committee. The Company's board of directors pre-approves all auditing services and non-audit services not prohibited by law to be performed by the Company's independent auditors. The board also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the audit committee prior to the completion of the audit.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 25, 2004             SLABSDIRECT.COM, INC.

                                  By: /s/ Steven Bruk
                                      ------------------------------------------
                                      Steven Bruk
                                      President, Secretary, Treasurer, Principal
                                      Accounting/Financial Officer and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: August 25, 2004             By: /s/ Steven Bruk
                                      ------------------------------------------
                                      Steven Bruk
                                      President, Secretary, Treasurer, Principal
                                      Accounting/Financial Officer and Director

Slabsdirect.com, Inc.
(A Development Stage Company)


                                                                        Index

Independent Auditor's Report..............................................F-1

Consolidated Balance Sheets...............................................F-2

Consolidated Statements of Operations.....................................F-3

Consolidated Statements of Cash Flows.....................................F-4

Consolidated Statement of Stockholders' Equity............................F-5

Notes to the Consolidated Financial Statements............................F-6

              [LETTERHEAD OF MANNING ELLIOTT CHARTERED ACCOUNTANTS]


                          Independent Auditor's Report

To the Stockholders and Directors
of Slabsdirect.com, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Slabsdirect.com, Inc. (A Development Stage Company) as of December 31, 2002, and the related consolidated statement of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Slabsdirect.com, Inc. as of December 31, 2001, and the related consolidated statements of operations, cash flows and stockholders' equity accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2001 and the year ended December 31, 2001, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern in their report dated February 21, 2002.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slabsdirect.com, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 7, 2004

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                               December 31,          December 31,
                                                                                   2002                 2001
                                                                                     $                   $
Assets

Current Assets

Cash                                                                                  1,269              12,828
Accounts receivable                                                                     446              10,124
Prepaid expenses                                                                          -               3,000
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,715              25,952
--------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                                                      8,162               8,601
Accrued liabilities (Note 4)                                                          7,000                   -
Note payable to related party (Note 3(c))                                             4,206                   -
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    19,368               8,601
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           3,000                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                     91,246              88,246

Deficit Accumulated During the Development Stage                                   (108,899)            (70,895)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                (17,653)             17,351
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                  1,715              25,952
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)


                                                                                                         Accumulated
                                                                                                            From
                                                                Year                  Year            January 14, 2000
                                                                Ended                 Ended          (Date of Inception)
                                                            December 31,          December 31,         to December 31,
                                                                2002                  2001                  2002
                                                                  $                     $                     $
Revenue                                                                -                    -                      -
---------------------------------------------------------------------------------------------------------------------------

Expenses

Development costs                                                    157                3,046                  5,241
Consulting (Note 3(a))                                            17,094                3,264                 33,457
Office and miscellaneous                                           1,831                4,357                 13,582
Professional fees                                                 15,922               24,360                 49,746
Donated Rent (Note 3(b))                                           3,000                    -                  3,000
Travel                                                                 -                3,873                  3,873
---------------------------------------------------------------------------------------------------------------------------

                                                                  38,004               38,900                108,899
---------------------------------------------------------------------------------------------------------------------------

Net Loss for the Year                                            (38,004)             (38,900)              (108,899)
---------------------------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                 -                 -
---------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                           10,312,100           10,237,613
---------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                               Accumulated From
                                                                      Year                  Year               January 14, 2000
                                                                      Ended                 Ended            (Date of Inception)
                                                                  December 31,          December 31,           to December 31,
                                                                      2002                  2001                     2002
                                                                        $                     $                       $
Cash Flows to Operating Activities

Net loss for the period                                                 (38,004)             (38,900)                (108,899)

Adjustments to reconcile net loss to cash
    Donated Rent                                                          3,000                    -                    3,000

Change in non-cash working capital items

Decrease in prepaid expenses                                              3,000                    -                        -
Decrease (increase) in accounts receivable                                9,678               (9,761)                    (446)
Increase in accounts payable and accrued liabilities                      6,561                3,164                   15,162
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (15,765)             (45,497)                 (91,183)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Repayment of related party advances                                           -               (5,000)                       -
Issuance of common stock                                                      -               62,500                   88,246
Proceeds from related party note payable                                  4,206                    -                    4,206
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                 4,206               57,500                   92,452
-----------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                             (11,559)              12,003                    1,269

Cash - beginning of period                                               12,828                  825                        -
-----------------------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                      1,269               12,828                    1,269
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                                 -                    -                        -
Income tax paid                                                               -                    -                        -

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From January 14, 2000 (Date of Inception) to December 31, 2002
(expressed in U.S. dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                    Additional                     During the
                                                                     Paid-in         Donated       Development
                                         Shares        Amount        Capital         Capital          Stage            Total
                                            #             $             $               $               $                $
---------------------------------------------------------------------------------------------------------------------------------
Balance - January 14, 2000 (Date of
Inception)                                      -            -            -               -                   -            -

Stock issued for cash                   9,999,600        1,000       24,746               -                   -       25,746

Net loss for the period                         -            -            -               -             (31,995)     (31,995)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000             9,999,600        1,000       24,746               -             (31,995)      (6,249)

Stock issued for cash                     312,500           31       62,469               -                   -       62,500

Net loss for the year                           -            -            -               -             (38,900)     (38,900)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001            10,312,100        1,031       87,215               -             (70,895)      17,351

Value of rent donated by a related
party                                           -            -            -           3,000                   -        3,000

Net loss for the year                           -            -            -               -             (38,004)     (38,004)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002            10,312,100        1,031       87,215           3,000            (108,899)     (17,653)
---------------------------------------------------------------------------------------------------------------------------------

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. dollars)


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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 2002, the Company had a working capital deficit of $17,653 and has accumulated $108,899 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

      The Company plans to raise additional funds through debt and/or equity financing. Operating expenses for the next twelve months are expected to remain relatively consistent with the current year.

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

      (b)   Consolidated Financial Statements

            These financial statements include the accounts of Slabsdirect.com, Inc. and its wholly-owned Canadian subsidiary Slabsdirect.com Online (B.C.) Ltd. All inter-company balances/transactions have been eliminated.

      (c)   Year End

            The Company's fiscal year end is December 31.

      (d)   Cash and Cash Equivalents

            The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

      (e)   Foreign Currency Translation

            The Company's functional and reporting currency is the United States dollar. The financial statements of the Company's Canadian subsidiary are translated into United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Revenue, expenses and non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is charged to operations.

      (f)   Revenue Recognition

            The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

      (g)   Basic and Diluted Net Income (Loss) Per Share

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

      (h)   Financial Instruments

            The fair values of the Company's cash and equivalents, accounts receivable, accounts payable, accrued liabilities, and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

      (i)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2002 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

      (j)   Recent Accounting Pronouncements

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

            In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

            FASB has also issued SFAS No. 145 and 147 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.    Related Party Transactions

      (a) During the year, the Company paid consulting fees of $5,094 (2001 - $3,264) and office expenses of Nil (2001 - $645) to a director and stockholder of the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $3,000 for the year ended December 31, 2002.

      (c) The Company borrowed $4,206 from a minority shareholder which is unsecured, non-interest bearing and payable on demand.

4.    Accrued Liabilities

      Accrued liabilities relate to professional fees incurred during the year.

5.    Income Tax

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has net operating losses carried forward totalling $72,000 for US tax purposes and $34,000 for Canadian tax purposes which expire starting in 2020 and 2007, respectively. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

      The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                              2002                 2001
                                               $                    $

Net Operating Loss                           35,004               38,900

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                           11,901               13,226

Valuation Allowance                         (11,901)             (13,226)
------------------------------------------------------------------------------

Net Deferred Tax Asset                         -                    -
------------------------------------------------------------------------------