Form 10QSB
period 2003-03-31
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                              SLABSDIRECT.COM, INC.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of March 31, 2003 (unaudited)                           2

           Consolidated  Statements  of  Operations  for the three  months ended
           March 31, 2003 and 2002  (unaudited) and accumulated from January 14,
           2000 (date of inception) to March 31, 2003                                            3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and 2002 (unaudited)                                4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                 March 31,           December 31,
                                                                                   2003                 2002
                                                                                     $                   $
                                                                                -----------          ------------
                                                                                (unaudited)            (audited)

Assets

Current Assets

Cash                                                                                  1,708               1,269
Accounts receivable                                                                       -                 446
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,708               1,715
--------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                      8,725               8,162
Accrued liabilities (Note 4)                                                          9,000               7,000
Note payable to related party (Note 3(c))                                             4,206               4,206
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    21,931              19,368
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           3,750               3,000
--------------------------------------------------------------------------------------------------------------------
                                                                                     91,996              91,246

Deficit Accumulated During the Development Stage                                   (112,219)           (108,899)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (20,223)            (17,653)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,708               1,715
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                      Accumulated from
                                                          Three Months Ended          January 14, 2000
                                                               March 31,            (Date of Inception)
                                                          2003            2002       to March 31, 2003
                                                           $                $                $
Revenue                                                        -                -                  -
---------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                           -              157              5,241
   Consulting fees (Note 3(a))                                 -            8,017             33,457
   Office and miscellaneous                                  492              951             14,074
   Professional fees                                       2,078            3,286             51,824
   Donated rent (Note 3(b))                                  750              750              3,750
   Travel                                                      -                -              3,873
---------------------------------------------------------------------------------------------------------

                                                           3,320           13,161            112,219
---------------------------------------------------------------------------------------------------------

Net Loss for the Period                                   (3,320)         (13,161)          (112,219)
---------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share                               -               -
---------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                   10,312,100       10,312,100
---------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                         Three Months
                                                                             Ended
                                                                           March 31,
                                                                     2003                   2002
                                                                      $                      $
Cash Flows to Operating Activities

Net loss for the period                                             (3,320)              (13,161)

Adjustment to reconcile net loss to cash
   Donated rent                                                        750                   750

Change in operating assets and liabilities

Decrease in accounts receivable                                        446                 9,796
Decrease in prepaid expenses                                             -                 3,000
(Decrease) increase in accounts payable and accrued
   liabilities                                                       2,563                (2,013)
------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                              439                 1,628
------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                            439                (1,628)

Cash - beginning of period                                           1,269                12,828
------------------------------------------------------------------------------------------------------

Cash - end of period                                                 1,708                11,200
------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                            -                     -
Income tax paid                                                          -                     -

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At March 31, 2003, the Company had accumulated $112,219 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (f)   Revenue Recognition

            The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services is performed, and collectibility is reasonably assured.

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

      (h)   Financial Instruments

            The fair values of cash and equivalents, accounts receivable, accounts payable, accrued liabilities, and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operations are in Canada which results in exposure to market risks from changes in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

      (i)   Recent Accounting Pronouncements

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

            In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

            FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

      (j)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

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

3.    Related Party Transactions

      (a) During the period, the Company paid consulting fees of Nil (2002 - $5,017) to a director and stockholder of the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $750 for the three month period ended March 31, 2003 (2002 - $750).

      (c) The Company borrowed $4,206 from a minority shareholder which is unsecured, non-interest bearing and payable on demand, for working capital purposes.

4.    Accrued Liabilities

      Accrued liabilities relate to professional fees incurred during the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

To date, the Company has not generated revenues. During the three months ended March 31, 2003, the Company has incurred costs of $2,078 for professional fees, $-0- for consulting fees, $750 for donated rent and $492 for office and other miscellaneous expenses as compared to $3,286 for professional fees, $8,017 for consulting fees, $750 for donated rent and $951 for office and other miscellaneous expenses for the three months ended March 31, 2002. In addition, the Company incurred $157 in development costs for the three months ended March 31, 2002. Total expenses for the three months ended March 31, 2003 decreased by $9,841 largely a result of a decrease in consulting fees paid to our sole executive officer and director in connection with the development of our business and a decrease in our professional fees. The reason for this decrease was the Company did not have sufficient funds to support the sole executive officer and director and therefore he decided to forego his fees until further funds could be raised to finance the business plan.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 31, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At March 31, 2003, the Company had cash and accounts receivables of $1,708.

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