Form 10QSB
period 2003-06-30
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              SLABSDIRECT.COM, INC.

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of June 30, 2003 (unaudited)                            2

           Consolidated  Statements of  Operations  for the three and six months ended June 30, 2003 and 2002 (unaudited) and accumulated from January
           14, 2000 (date of inception) to June 30, 2003                                         3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002 (unaudited)                                   4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                   June 30,            December 31,
                                                                                     2003                 2002
                                                                                       $                   $
                                                                                   (unaudited)           (audited)

Assets

Current Assets

Cash                                                                                  1,812               1,269
Accounts receivable                                                                       -                 446
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,812               1,715
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                      9,002               8,162
Accrued liabilities (Note 4)                                                         11,000               7,000
Note payable to related party (Note 3(c))                                             4,206               4,206
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    24,208              19,368
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           4,500               3,000
--------------------------------------------------------------------------------------------------------------------

                                                                                     92,746              91,246

Deficit Accumulated During the Development Stage                                   (115,142)           (108,899)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (22,396)            (17,653)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,812               1,715
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                         Accumulated from
                                                  Three Months Ended             Six Months Ended        January 14, 2000
                                                       June 30,                      June 30,           (Date of Inception)
                                                  2003           2002           2003           2002      to June 30, 2003
                                                   $               $              $             $                $
Revenue                                                 -              -              -              -                 -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                    -              -              -            157             5,241
   Consulting fees (Note 3(a))                          -          4,500              -         12,517            33,457
   Office and miscellaneous                            73            542            565          1,493            14,147
   Professional fees                                2,100          7,619          4,178         10,905            53,924
   Donated Rent (Note 3(b))                           750            750          1,500          1,500             4,500
   Travel                                               -              -              -              -             3,873
----------------------------------------------------------------------------------------------------------------------------

                                                    2,923         13,411          6,243         26,572           115,142
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                            (2,923)       (13,411)        (6,243)       (26,572)         (115,142)
----------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share                        -             -              -              -
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding            10,312,100     10,312,100     10,312,100     10,312,100
----------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                           Six Months
                                                                              Ended
                                                                             June 30,
                                                                      2003                2002
                                                                       $                   $
Cash Flows to Operating Activities

Net loss for the period                                             (6,243)            (26,572)

Adjustment to reconcile net loss to cash
   Donated Rent                                                      1,500               1,500

Change in operating assets and liabilities

Decrease in accounts receivable                                        446               9,828
Decrease in prepaid expenses                                             -               3,000
Increase in accounts payable and accrued liabilities                 4,840                 869
----------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                    543             (11,375)
----------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                            543             (11,375)

Cash - beginning of period                                           1,269              12,828
----------------------------------------------------------------------------------------------------

Cash - end of period                                                 1,812               1,453
----------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                            -                   -
Income tax paid                                                          -                   -

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

For the Period From January 14, 2000 (Date of Inception) to June 30, 2003 (expressed in U.S. dollars)



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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At June 30, 2003, the Company had accumulated $115,142 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (g)   Financial Instruments

            The fair value of the Company's cash, accounts receivable, accounts payable, accrued liabilities and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the
            Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

      (i)   Recent Accounting Pronouncements

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

            In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

            FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

      (j)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

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

3.    Related Party Transactions

      (a) During the six month period ended June 30, 2003, the Company paid consulting fees of Nil (2002 - $5,081) to a director and stockholder of the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $1,500 for the six month period ended June 30, 2003 (2002 - $1,500).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

To date, the Company has not generated revenue. During the three months ended June 30, 2003, the Company has incurred costs of $2,100 for professional fees, $-0- for consulting fees, $750 for donated rent and $73 for office and other miscellaneous expenses as compared to $7,619 for professional fees, $4,500 for consulting fees, $750 for donated rent and $542 for office and other miscellaneous expenses for the three months ended June 30, 2002. Total expenses for the three months ended June 30, 2003 decreased by $10,488 largely a result of a decrease in consulting fees paid to Big Sky Management Ltd. ("Big Sky") in connection with the private offering of equity securities and a decrease in our professional fees. The reason for this decrease was the services of Big Sky were not required as the sole officer and director decided not to pursue this project until such time as the financial market conditions improved.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 2003, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 30, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At June 30, 2003, the Company had cash of $1,812.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

------------------- ----------------------------------------------------------------------------
      NUMBER                                    EXHIBIT
------------------- ----------------------------------------------------------------------------
       31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
------------------- ----------------------------------------------------------------------------

       32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- ----------------------------------------------------------------------------

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SLABSDIRECT.COM, INC.


August 25, 2004                    By: /s/ Steven Bruk
                                      ------------------------------------------
                                      Steven Bruk
                                      President, Principal Executive
                                      Officer, Principal Financial Officer and
                                      Principal Accounting Officer