Form 10KSB
period 2003-12-31
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended: December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

Commission File Number: 000-29645


                              SLABSDIRECT.COM, INC.
                 (name of small business issuer in its charter)


            Delaware                                     98-6218467
            --------                                     ----------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)


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

                Common Stock, $0.0001 par value
                -------------------------------
                        (Title of class)

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................  3
ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................  6
ITEM 3.       LEGAL PROCEEDINGS.............................................................................  6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  7

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................  8

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................  8
ITEM 7.       FINANCIAL
              STATEMENTS....................................................................................  11
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  11
ITEM 8A       CONTROLS AND PROCEDURES.......................................................................  12

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT..............................................................................  13
ITEM 10.      EXECUTIVE COMPENSATION........................................................................  14
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................  15
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................  15
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..............................................................  16
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................  16

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

EMPLOYEES

The Company currently has no full-time employees and one part-time employee, that being Steven Bruk, who is the Company's sole officer and director. Mr. Bruk is involved in other business activities to which he devotes substantially all of his time and participates in the running of the Company on a part-time basis as needed. For the years ended December 31, 2003 and 2002, Mr. Bruk has been paid a consulting fee of $-0- and $5,094, respectively. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreements or employment agreements in existence.

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

COSTS AND EXPENSES

During the year ended December 31, 2003, the Company has incurred costs of $9,762 for professional fees, $-0- for consulting fees, development costs of $-0-, $651 for office and other miscellaneous expenses and received donated rent in the amount $3,000 as compared to costs of $15,922 for professional fees, $17,094 for consulting fees, development costs of $157, $1,831 for office and other miscellaneous expenses and donated rent in the amount of $3,000 for the year ended December 31, 2002. Total expenses for the year ended December 31, 2003 decreased by $24,627 as compared to the year ended December 31, 2002 as a result of the decrease in the consulting and professional fees. The reason for this decrease is the Company had funds to prepare and file the first quarter financial reports only. Subsequent to that, the Company could not file their statutory quarterly and annual financial reports as there were insufficient funds. The Company then turned its focus on raising capital to stimulate the business and bring the filings current.

LIQUIDITY AND CAPITAL RESOURCES

From the period of inception (January 14, 2000) to December 31, 2003, the Company has raised $88,246 from sales of its equity securities. Funds from these financings have been used to pay for the organizational and development expenses of the Company to date. At December 31, 2003, the Company had cash and accounts receivables of $1,813.

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

In the event that the Company's business might fail, the Company may seek out other possible business acquisitions to increase shareholder value although the Company is not currently searching for a profitable business opportunity. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and the independent auditors' report appear beginning on page F-1 of this Report and are incorporated into this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On  June  1,  2004,  the  Company,  was  notified  by  N.I.  Cameron  Inc.
("Cameron"), its independent public accountants, that it was resigning as independent public accountant for the Company, effective as of that date. On June 16, 2004, the Company engaged Manning Elliott, Chartered Accountants ("Manning"), as its principal independent accountant. This decision to engage Manning was taken upon the unanimous approval of the Board of Directors of the Company.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Acting Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, the Company believes that during the fiscal year ended
December 31, 2003 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2001, 2002 and 2003 to:

      o     Each person who served as our chief  executive  officer during 2003;
            and

      o Our other executive officers whose total annual salary and bonus in 2003 exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                                                                 SECURITIES           ALL OTHER
                                                                                 UNDERLYING        COMPENSATION ($)
NAME AND PRINCIPAL POSITION      YEAR          SALARY ($)      BONUS ($)        OPTIONS (#S)             (1)
---------------------------------------------------------------------------------------------------------------------
Steven Bruk, President,          2003             ---             ---               ---                  ---
Secretary, Principal             2002             ---             ---               ---                 5,094
Accounting/Financial             2001             ---             ---               ---                 3,264
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

      o each of the persons who served as the Company's chief executive officer during our fiscal year ended December 31, 2003; and

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

-------------------------------------------------------------------------------------------------------------------------
                          NAME AND ADDRESS                                 NUMBER OF SHARES        PERCENTAGE OF SHARES
                        OF BENEFICIAL OWNER                               BENEFICIALLY OWNED             OUTSTANDING
-------------------------------------------------------------------------------------------------------------------------
Steven Bruk(1)                                                                     9,534,167               92.5%
1145 West 7th Avenue
Vancouver, BC  V6H 1B5

All directors and executive officers as a group (1 person)                         9,534,167               92.5%
-------------------------------------------------------------------------------------------------------------------------

(1)   The sole director and executive officer of the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003 and 2002, the Company paid consulting fees of $-0- and $5,094, respectively, to the Company's sole executive officer and director. In addition, the Company received donated overhead from the Company's sole executive officer and director for the year ended December 31, 2003.

The Company borrowed $4,206 from a minority shareholder during the year ended December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1   Articles of Incorporation of the Company (1)

      3.2   By-laws of the Company (1)

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.


      (b)   Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

--------------------------------------------------------------------------------
      1            2            3            4            5
--------------------------------------------------------------------------------
FISCAL YEAR                AUDIT-RELATED  TAX FEES     ALL OTHER
ENDING        AUDIT FEES   FEES                        FEES
--------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31,
2003          $5,000          --            --           --

YEAR ENDED
DECEMBER 31,  $4,146          --            --           --
2002
--------------------------------------------------------------------------------

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


Date: August 25, 2004              SLABSDIRECT.COM, INC.

                                   By: /s/ Steven Bruk
                                       ----------------------------------------
                                   Steven Bruk
                                   President, Secretary, Treasurer, Principal
                                   Accounting/Financial Officer and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 25, 2004              SLABSDIRECT.COM, INC.

                                   By: /s/ Steven Bruk
                                       ----------------------------------------
                                   Steven Bruk
                                   President, Secretary, Treasurer, Principal
                                   Accounting/Financial Officer and Director

Slabsdirect.com, Inc.
(A Development Stage Company)


                                                                         Index

Independent Auditor's Report...............................................F-1

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Consolidated Statement of Stockholders' Equity.............................F-5

Notes to the Consolidated Financial Statements.............................F-6

             [LETTERHEAD OF MANNING ELLIOTT CHARTERED ACCOUNTANTS]


                          Independent Auditor's Report

To the Stockholders and Directors
of Slabsdirect.com, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Slabsdirect.com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity accumulated for the period from January 1, 2002 to December 31, 2003 and the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, cash flows and stockholders' equity accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2001, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern in their report dated February 21, 2002.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slabsdirect.com, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from January 1, 2002 to December 31, 2003 and the years then ended in conformity with accounting principles generally accepted in the United States.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 7, 2004

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                                                 December 31,          December 31,
                                                                                     2003                 2002
                                                                                       $                   $
Assets

Current Assets

Cash                                                                                  1,813               1,269
Accounts receivable                                                                       -                 446
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,813               1,715
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                                                      9,137               8,162
Accrued liabilities (Note 4)                                                         16,500               7,000
Note payable to related party (Note 3(c))                                             4,206               4,206
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    29,843              19,368
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           6,000               3,000
--------------------------------------------------------------------------------------------------------------------
                                                                                     94,246              91,246

Deficit Accumulated During the Development Stage                                   (122,276)           (108,899)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                (28,030)            (17,653)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                  1,813               1,715
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

                                                                                                      Accumulated From
                                                                    Year                 Year            January 14, 2000
                                                                   Ended                 Ended          (Date of Inception)
                                                                December 31,         December 31,         to December 31,
                                                                    2003                 2002                  2003
                                                                     $                     $                     $
Revenue                                                                  -                  -                      -
---------------------------------------------------------------------------------------------------------------------------

Expenses

Development costs                                                        -                157                  5,241
Consulting (Note 3(a))                                                   -             17,094                 33,457
Office and miscellaneous                                               651              1,831                 14,233
Professional fees                                                    9,726             15,922                 59,472
Donated Rent (Note 3(b))                                             3,000              3,000                  6,000
Travel                                                                   -                  -                  3,873
---------------------------------------------------------------------------------------------------------------------------

                                                                    13,377             38,004                122,276
---------------------------------------------------------------------------------------------------------------------------

Net Loss for the Year                                              (13,377)           (38,004)              (122,276)
---------------------------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                -                  -
---------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                             10,312,100         10,312,100
---------------------------------------------------------------------------------------------------------------------------

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                                 Accumulated From
                                                                        Year                  Year               January 14, 2000
                                                                        Ended                 Ended            (Date of Inception)
                                                                    December 31,          December 31,           to December 31,
                                                                        2003                  2002                     2003
                                                                          $                     $                       $

Cash Flows to Operating Activities

Net loss for the period                                                 (13,377)             (38,004)                (122,276)

Adjustment to reconcile net loss to cash
   Donated rent                                                           3,000                3,000                    6,000

Change in non-cash working capital items
Decrease in prepaid expenses                                                  -                3,000                        -
Decrease in accounts receivable                                             446                9,678                        -
Increase in accounts payable and accrued liabilities                     10,475                6,561                   25,637
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used In) Operating Activities                         544              (15,765)                 (90,639)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Issuance of common stock                                                      -                    -                   88,246
Proceeds from a related party note payable                                    -                4,206                    4,206
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                     -                4,206                   92,452
-----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                 544              (11,559)                   1,813

Cash - beginning of period                                                1,269               12,828                        -
-----------------------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                      1,813                1,269                    1,813
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                                 -                    -                        -
Income tax paid                                                               -                    -                        -

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From January 14, 2000 (Date of Inception) to December 31, 2003
(expressed in U.S. dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                    Additional                     During the
                                                                     Paid-in         Donated       Development
                                         Shares        Amount        Capital         Capital          Stage            Total
                                            #             $             $               $               $                $
Balance - January 14, 2000 (Date of

Inception)                                      -            -            -               -                   -            -

Stock issued for cash                   9,999,600        1,000       24,746               -                   -       25,746

Net loss for the period                         -            -            -               -             (31,995)     (31,995)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000             9,999,600        1,000       24,746               -             (31,995)      (6,249)

Stock issued for cash                     312,500           31       62,469               -                   -       62,500

Net loss for the year                           -            -            -               -             (38,900)     (38,900)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001            10,312,100        1,031       87,215               -             (70,895)      17,351

Value of rent donated by a related
party                                           -            -            -           3,000                   -        3,000

Net loss for the year                           -            -            -               -             (38,004)     (38,004)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002            10,312,100        1,031       87,215           3,000            (108,899)     (17,653)

Value of rent donated by a related
party                                           -            -            -           3,000                   -        3,000

Net loss for the year                           -            -            -               -             (13,377)     (13,377)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003            10,312,100        1,031       87,215           6,000            (122,276)     (28,030)
---------------------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2003 (expressed in U.S. dollars)


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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 2003, the Company had a working capital deficit of $28,030 and had accumulated $122,276 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (b)   Consolidated Financial Statements

            These financial statements include the accounts of Slabsdirect.com, Inc. and its wholly-owned Canadian subsidiary Slabsdirect.com Online (B.C.) Ltd. All inter-company transactions/balances have been eliminated.

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

      (h)   Financial Instruments

            The fair values of cash and equivalents, accounts payable, accrued liabilities, and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

      (i)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

      (j)   Recent Accounting Pronouncements

            In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation..

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

3.    Related Party Transactions

      (a) During the year, the Company paid Nil (2002 - $5,094) to a director and stockholder of the Company for consulting services rendered.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $3,000 for the year ended December 31, 2003 (2002 - $3,000).

      (c) The Company borrowed $4,206 from a minority shareholder which is unsecured, non-interest bearing and payable on demand.

4.    Accrued Liabilities

      Accrued liabilities relate to professional fees incurred by the Company.

5.    Income Tax

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has net operating losses carried forward totalling $82,000 for US tax purposes and $34,000 for Canadian tax purposes which expire starting in 2020 and 2007, respectively. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

      The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                              2003                 2002
                                               $                    $

Net Operating Loss                           10,377               35,004

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                           3,528                11,901

Valuation Allowance                          3,528               (11,901)
------------------------------------------------------------------------------

Net Deferred Tax Asset                         -                    -
------------------------------------------------------------------------------