Form 10QSB
period 2004-03-31
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                              SLABSDIRECT.COM, INC.

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)                           2

           Consolidated  Statements of Operations  for the three ended March 31,
           2004 and 2003 (unaudited) and accumulated from January 14, 2000 (date
           of inception) to March 31, 2004                                                       3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)                                4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                   March 31,           December 31,
                                                                                     2004                 2003
                                                                                       $                   $
                                                                                  (unaudited)            (audited)

Assets

Current Assets

Cash                                                                                  1,763               1,813
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,763               1,813
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                     10,354               9,137
Accrued liabilities (Note 4)                                                         18,500              16,500
Note payable to related party (Note 3(a))                                             4,206               4,206
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    33,060              29,843
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215
Donated Capital (Note 3(b))                                                           6,750               6,000
--------------------------------------------------------------------------------------------------------------------
                                                                                     94,996              94,246

Deficit Accumulated During the Development Stage                                   (126,293)           (122,276)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (31,297)            (28,030)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,763               1,813
--------------------------------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                      Accumulated from
                                                          Three Months Ended          January 14, 2000
                                                               March 31,            (Date of Inception)
                                                          2004            2003       to March 31, 2004
                                                           $                $                $
Revenue                                                        -                -                  -
---------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                           -                -              5,241
   Consulting fees                                             -                -             33,457
   Office and miscellaneous                                1,281              492             15,514
   Professional fees                                       1,986            2,078             61,458
   Donated rent (Note 3(b))                                  750              750              6,750
   Travel                                                      -                -              3,873
---------------------------------------------------------------------------------------------------------

                                                           4,017            3,320            126,293
---------------------------------------------------------------------------------------------------------

Net Loss for the Period                                   (4,017)          (3,320)          (126,293)
---------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                         -               -
---------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                   10,312,100       10,312,100
---------------------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                           Three Months
                                                                               Ended
                                                                              March 31,
                                                                      2004                2003
                                                                       $                   $
Cash Flows to Operating Activities

Net loss for the period                                             (4,017)             (3,320)

Adjustments to reconcile net loss to cash
    Donated rent                                                       750                 750

Change in operating assets and liabilities

Decrease in accounts receivable                                          -                 446
Increase in accounts payable and accrued liabilities                 3,217               2,563
----------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Operating Activities                    (50)                439
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                            (50)                439

Cash - beginning of period                                           1,813               1,269
----------------------------------------------------------------------------------------------------

Cash - end of period                                                 1,763               1,708
----------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                            -                   -
Income tax paid                                                          -                   -

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2004 (expressed in U.S. dollars)

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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At March 31, 2004, the Company had accumulated $126,293 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (f)   Revenue Recognition

            The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services is performed, and collectibility is reasonably assured.

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

      (h)   Financial Instruments

            The fair values of cash and equivalents, accounts payable, accrued liabilities, and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

      (j)   Interim Consolidated Financial Statements

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

      (k)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

3.    Related Party Transactions

      (a) The Company borrowed $4,206 from a minority shareholder which is unsecured, non-interest bearing and payable on demand.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $750 for the three month period ended March 31, 2004 (2003 - $750).

4.    Accrued Liabilities

      Accrued liabilities relate to professional fees incurred by the Company. Fees incurred during the three month period ended March 31, 2004 were $2,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

To date, the Company has not generated revenue. During the three months ended March 31, 2004, the Company has incurred costs of $1,986 for professional fees, $-0- for consulting fees, $750 for donated rent and $1,281 for office and other miscellaneous expenses as compared to $2,078 for professional fees, $-0- for consulting fees, $750 for donated rent and $492 for office and other miscellaneous expenses for the three months ended March 31, 2003. Total expenses for the three months ended March 31, 2004 increased by $697 largely a result of an increase office and miscellaneous expenses. This increase was the result of preparations to bring the financial statements and statutory filings up to date.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 30, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At March 31, 2004, the Company had cash of $1,763.

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


                                  SLABSDIRECT.COM, INC.


August 25, 2004                   By: /s/ Steven Bruk
                                      ---------------------------------------
                                      Steven Bruk
                                      President, Principal Executive

                                      Officer, Principal Financial Officer and
                                      Principal Accounting Officer