Form 10QSB
period 2004-06-30
SLABSDIRECT COM INC
filed 2004-08-27
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                              SLABSDIRECT.COM, INC.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)                            2

           Consolidated  Statements of  Operations  for the three ended June 30,
           2004 and 2003 (unaudited) and accumulated from January 14, 2000 (date
           of inception) to June 30, 2004                                                        3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)                                   4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                            8

Item 3.    Controls and Procedures                                                              10

PART II.   OTHER INFORMATION                                                                    11

Item 1.    Legal Proceedings                                                                    11

Item 2.    Change in Securities                                                                 11

Item 3.    Defaults Upon Senior Securities                                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                                  11

Item 5.    Other Information                                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                      12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                   June 30,            December 31,
                                                                                     2004                 2003
                                                                                       $                   $
                                                                                   (unaudited)          (audited)
Assets

Current Assets

Cash                                                                                  1,703               1,813
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          1,703               1,813
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                     22,583               9,137
Accrued liabilities (Note 4)                                                         11,500              16,500
Note payable to related party (Note 3(a))                                             4,206               4,206
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    38,289              29,843
--------------------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a par value of
$0.0001, none issued                                                                      -                   -

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                            1,031               1,031

Additional Paid in Capital                                                           87,215              87,215

Donated Capital (Note 3(b))                                                           7,500               6,000
--------------------------------------------------------------------------------------------------------------------
                                                                                     95,746              94,246

Deficit Accumulated During the Development Stage                                   (132,332)           (122,276)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (36,586)            (28,030)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           1,703               1,813
--------------------------------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                         Accumulated from
                                                  Three Months Ended             Six Months Ended        January 14, 2000
                                                       June 30,                      June 30,           (Date of Inception)
                                                  2004           2003           2004           2003      to June 30, 2004
                                                   $               $              $             $                $
Revenue                                                 -               -             -              -                 -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Development costs                                    -               -             -              -             5,241
   Consulting fees                                      -               -             -              -            33,457
   Office and miscellaneous                          (688)             73           593            565            14,826
   Professional fees                                5,977           2,100         7,963          4,178            67,435
   Donated rent (Note 3(b))                           750             750         1,500          1,500             7,500
   Travel                                               -               -             -              -             3,873
----------------------------------------------------------------------------------------------------------------------------

                                                    6,039           2,923        10,056          6,243           132,332
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                            (6,039)         (2,923)      (10,056)        (6,243)         (132,332)
----------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share                        -             -              -              -
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding            10,312,100     10,312,100     10,312,100     10,312,100
----------------------------------------------------------------------------------------------------------------------------

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                Six Months
                                                                                                  Ended
                                                                                                  June 30,
                                                                                           2004           2003
                                                                                            $              $
Cash Flows to Operating Activities

Net loss for the period                                                                   (10,056)        (6,243)

Adjustments to reconcile net loss to cash
   Donated rent                                                                             1,500          1,500

Change in operating assets and liabilities

Decrease in accounts receivable                                                                 -            446
Increase in accounts payable and accrued liabilities                                        8,446          4,840
-----------------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Operating Activities                                          (110)           543
-----------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                                  (110)           543

Cash - beginning of period                                                                  1,813          1,269
-----------------------------------------------------------------------------------------------------------------

Cash - end of period                                                                        1,703          1,812
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                                                   -              -
Income tax paid                                                                                 -              -

   (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2004 (expressed in U.S. dollars)


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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At June 30, 2004, the Company had accumulated $132,332 in losses and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

      (k)   Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

3.    Related Party Transactions

      (a) The Company borrowed $4,206 from a minority shareholder which is unsecured, non-interest bearing and payable on demand, for working capital purposes.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $1,500 for the six month period ended June 30, 2004 (2003 - $1,500).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

To date, the Company has not generated revenue. During the three months ended June 30, 2004, the Company has incurred costs of $5,977 for professional fees, $-0- for consulting fees, $750 for donated rent and generated $688 in connection with office and other miscellaneous expenses as compared to $2,100 for professional fees, $-0- for consulting fees, $750 for donated rent and $73 for office and other miscellaneous expenses for the three months ended June 30, 2003. Total expenses for the three months ended June 30, 2004 increased by $3,116 as a result of an increase professional fees. This increase was the result of preparations to bring the financial statements and statutory filings up to date.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 2004, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 30, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. At June 30, 2004, the Company had cash of $1,703.

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