Form 10QSB
period 2004-09-30
SLABSDIRECT COM INC
filed 2004-11-15
CIK 1106285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004 - 10,312,100 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              SLABSDIRECT.COM, INC.
                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION                                                         2

Item 1.  Financial Statements                                                          2

         Consolidated Balance Sheets as of September 30, 2004 (unaudited)
         and December 31, 2003 (audited)                                               2

         Consolidated Statements of Operations for the
         three and nine months ended September 30, 2004 and 2003 (unaudited)
         and accumulated from January 14, 2000 (date of inception) to
         September 30, 2004                                                            3

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003 (unaudited)                     4
         Notes to Consolidated Financial Statements (unaudited)                        5

Item 2.  Management's Discussion and Analysis or Plan of Operations                    8

Item 3.  Controls and Procedures                                                       9

PART II. OTHER INFORMATION                                                            10

Item 1.  Legal Proceedings                                                            10

Item 2.  Change in Securities                                                         10

Item 3.  Defaults Upon Senior Securities                                              10

Item 4.  Submission of Matters to a Vote of Security Holders                          10

Item 5.  Other Information                                                            10

Item 6.  Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                            11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                       September 30,   December 31,
                                                                           2004            2003
                                                                             $               $
                                                                        (unaudited)      (audited)
Assets

Current Assets

Cash                                                                       2,475           1,813
---------------------------------------------------------------------------------------------------
Total Assets                                                               2,475           1,813
===================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                        19,873           9,137
  Accrued liabilities (Note 4)                                             1,500          16,500
  Note payable to related party (Note 3(a) and (c))                       15,000           4,206
---------------------------------------------------------------------------------------------------
Total Liabilities                                                         36,373          29,843
---------------------------------------------------------------------------------------------------
Contingency (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares authorized with a
par value of $0.0001, none issued                                             --              --

Common Stock, 30,000,000 common shares authorized with a par value of
$0.0001, 10,312,100 issued and outstanding                                 1,031           1,031

Additional Paid in Capital                                                87,215          87,215

Donated Capital (Note 3(b))                                                8,250           6,000
---------------------------------------------------------------------------------------------------
                                                                          96,496          94,246

Deficit Accumulated During the Development Stage                        (130,394)       (122,276)
---------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                              (33,898)        (28,030)
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                2,475           1,813
===================================================================================================

  (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                         Accumulated from
                                                                                                         January 14, 2000
                                                  Three Months Ended             Nine Months Ended      (Date of Inception)
                                                     September 30,                 September 30,         to September 30,
                                                  2004           2003           2004           2003            2004
                                                   $               $              $             $                $
Revenue                                            --               --                --                --                --
----------------------------------------------------------------------------------------------------------------------------

Expenses

   Development costs                               --               --                --                --             5,241
   Consulting fees                                 --               --                --                --            33,457
   Office and miscellaneous                     1,838               75             2,431               640            16,664
   Professional fees                            1,474            1,998             9,437             6,176            68,909
   Donated rent (Note 3(b))                       750              750             2,250             2,250             8,250
   Travel                                          --               --                --                --             3,873
----------------------------------------------------------------------------------------------------------------------------

Total Expenses                                  4,062           (2,823)          (14,118)           (9,066)         (136,394)

Gain on forgiveness of debt (Note 5)            6,000               --             6,000                --             6,000
----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) for the Period                1,938           (2,823)           (8,118)           (9,066)         (130,394)
============================================================================================================================

Basic and Diluted Loss Per Share                   --               --                --                --
============================================================================================================================

Weighted Average Shares Outstanding        10,312,100       10,312,100        10,312,100        10,312,100
============================================================================================================================

  (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                Nine Months
                                                                   Ended
                                                                September 30,
                                                            2004          2003
                                                             $              $

Cash Flows to Operating Activities

Net loss for the period                                    (8,118)       (9,066)

Adjustments to reconcile net loss to cash

   Donated rent                                             2,250         2,250
   Gain on forgiveness of debt                             (6,000)           --

Change in operating assets and liabilities

Decrease in accounts receivable                                --           446
Increase in accounts payable and accrued liabilities        1,736         6,879
--------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities       (10,132)          509
--------------------------------------------------------------------------------
Cash Flows from Financing Activities

   Repayment of related party note payable                 (4,206)           --
   Proceeds from a related party note payable              15,000            --
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  10,794            --
--------------------------------------------------------------------------------
Increase in cash                                              622           509

Cash - beginning of period                                  1,813         1,269
--------------------------------------------------------------------------------
Cash - end of period                                        2,475         1,778
================================================================================

Supplemental Disclosures

Interest paid                                                  --            --
Income tax paid                                                --            --

  (The accompanying notes are an integral part of the financial statements.)

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2004 (expressed in U.S. dollars)

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

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2004, the Company had a working capital deficiency of $115,191 and an accumulated deficit of $130,394 and had no revenue producing operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or obtain profitable operations. There is no guarantee that the Company will be able to raise any equity or debt financing. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2004 (expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies (continued)

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

     (k) Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004 the Company has no items that represent comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

Slabsdirect.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2004 (expressed in U.S. dollars)

3.    Related Party Transactions

      (a) During the three month period ended September 30, 2004, the Company repaid $4,206 owing to a minority shareholder which was advanced to the Company.

      (b) The Company received donated overhead from the President of the Company valued at $250 per month or $2,250 for the nine month period ended September 30, 2004 (2003 - $2,250).

      (c) During the three month period ended September 30, 2004, the Company borrowed $15,000 from the President of the Company which is unsecured, non-interest bearing and payable on demand, for working capital purposes.

4.    Accrued Liabilities

      Accrued liabilities relate to professional fees incurred during the period.

5.    Forgiveness of Debt

      During the three months ended September 30, 2004, an amount of $6,000 owing to an unrelated party who provided consulting services to the Company was forgiven.

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

The Company had planned to concentrate its efforts on raising capital through the sale of equity securities in order to advance its business plan to develop its vertical trade portal. However, efforts to raise funds in the amounts necessary to achieve this have been unsuccessful. There is no guarantee that it will be able to secure financing or that financing will be on terms acceptable to it.

The Company will face considerable risk in each of its business plan steps, including:

      o     difficulty of hiring competent personnel within projected budgets;

      o     longer than anticipated website programming requirements; and

      o a shortfall of funding due to an inability to raise capital in the equity securities market.

If no funding is received during the next twelve months, our management has determined that it would be in the Company's best interests to attempt to locate a revenue producing venture partner which is seeking the benefits of being a reporting company with which to merge. There is no guarantee that it will be successful in locating such a partner or that it will be able to negotiate such a merger on terms acceptable to it. In the event the Company is unable to locate a revenue producing partner, it will be forced to suspend their filing obligations with the Securities and Exchange Commission.

While the Company is seeking a revenue producing partner in a business complimentary to theirs, there is no guarantee that it will be successful in this regard. The Company is therefore seeking businesses in other, unrelated fields as well for negotiations with any potential business or business opportunity. In the event that a potential business or business opportunity is engaged in a substantially unrelated field, it may be a term of the transaction that the Company's present business be sold or discontinued.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

To date, the Company has not generated revenue. During the three months ended September 30, 2004, the Company has incurred costs aggregate expenses of $4,062 consisting of $1,474 for professional fees, donated rent of $750 and $1,838 for office and other miscellaneous expenses as compared to aggregate expenses of $2,823 for the three months ended September 30, 2003 consisting of $1,998 for professional fees, donated rent of $750 and $75 for office and other miscellaneous expenses. Total expenses for the three months ended September 30, 2004 increased by $1,239 as a result of an increase in office and miscellaneous fees. The reason for this increase was due to the preparation of financial statements and maintaining statutory filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2004, the Company did not sell or issue equity securities. Funds from the financing completed during the three months ended March 30, 2001, have continued to be used to pay for the organizational and development expenses of the Company to date. In addition, during the three months ended September 30, 2004, the Company borrowed $15,000 from its President. The loan is unsecured, non-interest bearing and payable on demand. At September 30, 2004, the Company had cash of $2,475.

The Company has determined that unless additional capital is raised, it will be highly unlikely that the establishment of a vertical trade portal and advancement of its business plan, relating to the following, will occur:

o the development of the Company's website (including payments for content material and licenses); o hiring additional employees (a marketing manager and office support staff); o purchasing computers and fixed assets; o launching an advertising campaign; and o rent and other operating expenses.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing or merging with a revenue producing partner will be required in order to fully launch operations. There are no assurances the Company will be successful in raising the funds required, or negotiating a merger on terms acceptable to it. This will have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

--------------------------------------------------------------------------------
      NUMBER                                    EXHIBIT
--------------------------------------------------------------------------------
       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SLABSDIRECT.COM, INC.



November 12, 2004                  By: /s/ Steven Bruk
                                       ------------------------------------
                                       Steven Bruk
                                       President, Principal Executive
                                        Officer, Principal Financial Officer and
                                        Principal Accounting Officer