Form 10KSB
period 2004-12-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2005-04-01
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number  000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-6218467 (I.R.S. Employer Identification No.)
1145 West 7th Avenue, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6H 1B5 (Zip Code)

Issuer’s telephone number (604) 733-2600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Page - 1

State issuer’s revenues for its most recent fiscal year.  $30,789

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $110,380 as of March 31, 2005 {$0.10 X 455,000 plus $0.20 X 312,500 plus $0.0026 X 915,433}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock - $0.0001 par value	10,317,101

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2004, including the discussion of the business of CTT Distributors International Inc. (“CTT” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on the Website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and CTT disclaims any duty to update such statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2004, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-KSB and CTT disclaims any duty to update any such forward-looking statements.

CTT may, from time to time, make oral forward-looking statements. CTT strongly advises that the above paragraphs and the risk factors described in this Annual Report and in CTT’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of CTT to materially differ from those in the oral forward-looking statements. CTT disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Page - 3

PART I

Item 1. Description of Business.

General

CTT International Distributors Inc. (“CTT”) is a holding company merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc. Slabsdirect.com, Inc. was incorporated under the laws of the State of Delaware on January 14, 2000 (“Slabsdirect”). CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect.com, Inc. were adopted as the Articles of CTT.

CTT has one subsidiary, CTT Distributors Ltd. (the “Subsidiary”), which is the operating company and was incorporated under the laws of the Province of British Columbia on May 17, 2004. The Subsidiary is a wholly-owned subsidiary of CTT.

Pursuant to a share exchange agreement dated December 29, 2004, Slabsdirect agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of the Subsidiary. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. See Exhibit 10.1 - Share Exchange Agreement for more details.

Prior to the acquisition of the Subsidiary, Slabdirect’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. Slabsdirect disposed of its interest in SlabsOnline to the former president of Slabsdirect pursuant to the stock purchase agreement dated December 29, 2004. See Exhibit 10.2 - Stock Purchase Agreement for more details.

CTT maintains its statutory registered agent’s office at 3511 Silverside Road, Suite 105, Wilmington, Delaware and its business office is located at 1145 West 7th Avenue, Vancouver, British Columbia, V6H 1B5, Canada. CTT’s office telephone number is (604) 733-2600.

Neither CTT nor the Subsidiary have been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of CTT’s business.

References in this Annual Report to CTT includes the Subsidiary, unless otherwise stated.

Business of CTT

CTT is in the e-commerce business and provides high-quality, non-branded computer and electronic merchandise at discount prices to the internet consumer through its website www.cheaperthanthem.com (the “Website”). The Website was designed and is maintained by CTT’s sole officer and director, Amit Sankhala. Mr. Sankhala does not charge CTT for maintaining the Website. The Website is hosted by Ezyra E-Business Services, an unrelated party, which charges CTT an annual fee of $372.36 to host the Website. See Exhibit 10.4 - Hosting Agreement for more information.

Products and Services

CTT has a direct business, in which it buys and takes possession of excess electronic and computer inventory for resale (the “Direct Business”). In addition, CTT has a fulfillment partner business, in which CTT facilitates the sale of merchandise of other retailers, cataloguers or manufacturers (collectively “Fulfillment Partners”) through the Website (the “Fulfillment Partner Business”).

For both the Direct Business and Fulfillment Partner Business, CTT has developed a consumer and a wholesaler sales channel. Therefore, CTT’s business consists primarily of four combinations of these components: direct consumer, direct wholesaler, fulfillment partner consumer and fulfillment partner wholesaler.

CTT utilizes the Internet to create a more efficient market for liquidation computer and electronic merchandise. CTT provides consumers and businesses with quick and convenient access to high-quality, non-branded computer and electronic merchandise at discount prices.

CTT’s objective is to leverage the Internet to become the dominant closeout solution for holders of non-branded computer and electronic merchandise. CTT is pursuing this objective through the following key strategies:

!	CTT intends to source its products from lower cost jurisdictions, primarily in Asia.
!	CTT offers a 30-day money back guarantee on all products. Customers pay for shipping on purchases and returns. If returned, the item is checked for damage and repackaged if sound.
!
Management believes that by utilizing targeted online campaigns such as banner ad and e-mail campaigns, the results of which CTT is able to quantify, it will be able to keep its per customer acquisition costs low.

!
Management believes it offers its wholesale customers a compelling opportunity for purchasing bulk inventory online at low prices with high-quality service. Management believes that the small retail market is underserved by existing liquidators and it is working to take advantage of this significant opportunity.

Page - 4

Closeout electronic and computer merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. Management believes that the traditional liquidation market for computer and electronic products is therefore characterized by fragmented supply and fragmented demand. CTT is utilizing the Internet to aggregate both supply and demand and create a more efficient market for liquidation of electronic and computer merchandise. Although CTT currently only offers MP3 players and MP3 accessories, it intends to expand its products to include other computer and electronic products after it has raised sufficient funds to do so. CTT cannot provide any guarantees of its ability to raise financing.

Direct Business

CTT’s Direct Business involves buying and taking possession of inventory for resale. CTT currently offers MP3 players and an FM transmitter accessory for MP3 players on the Website. CTT intends to become an online retailer offering various discount, non-branded electronic and computer merchandise for sale over the Internet. CTT will offer its customers an opportunity to shop for bargains conveniently, while offering its suppliers an alternative inventory liquidation distribution channel. CTT expects to add new, limited inventory products to the Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before its inventory sells out.

Fulfillment Partner Business

CTT also has a Fulfillment Partner Business where CTT sells merchandise of Fulfillment Partners through the Website. CTT manages the orders collected for the Fulfillment Partners through the Website and forwards the orders on to the Fulfillment Partner, who then fills the order. The Fulfillment Partners perform essentially the same operations as CTT warehouse: order picking and shipping. From a customer’s point of view, shipping from CTT’s warehouse or from the warehouse of one of these Fulfillment Partners is indistinguishable.

CTT currently has a business relationship with three Fulfillment Partners. In the fulfillment component of its business, CTT does not physically handle the merchandise it sells for the Fulfillment Partners, as the merchandise was shipped directly by them. The Fulfillment Partner also handles all customer returns.

Manufacturers and retailers traditionally hold inventory to buffer against uncertain demand within their normal, “inline” sales channels. Inline sales channels are manufacturers’ primary distribution channels, which are characterized by regularly placed orders by established retailers at or near wholesale prices. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including:

! dominant retailers insist on just-in-time deliveries from manufacturers;
! dominant retailers often cancel orders mid-production and return unsold merchandise;
! style, color, or model changes can quickly turn inventory into closeout merchandise;
! incorrect estimates of consumer demand that can lead to overproduction; and
! changes in a retailer financial situation or strategy results in cancelled orders.

The disposal of excess, or overstock, inventory represents a substantial burden for many manufacturers. Manufacturers seek to avoid liquidating through traditional retail channels where the manufacturer’s discounted products may be sold alongside other full-price products. This can result in weaker pricing and decreased brand strength, and is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels provide manufacturers limited control of distribution and are, management believes, unreliable and expensive to manage when compared with their inline channels.

Distribution of Products and Services

When customers place orders on the Website, orders are fulfilled either by a Fulfillment Partner or directly from CTT’s Vancouver warehouse. CTT monitors both sources for accurate order fulfillment and timely shipment. Through the Website, orders are relayed to the warehouse management system throughout each day, and the warehouse management system in turn confirms to the shipment of each order. CTT advertises a standard of shipping within two business days of order placement, but most orders ship within one business day. As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT currently charges $10.00 for basic ground shipping, but customers can choose from various expedited shipping services at their expense. CTT offers a 30-day money back guarantee on all products. Customers pay for shipping on both purchases and returns. If returned, the item is checked for damage and repackaged if sound.

Page - 5

Market

The primary and initial target market for CTT’s products is currently males between the ages of 21 and 45, who desire the best quality electronic products for their entertainment. These consumers tend to have a high level of product knowledge and usually know specifically what they are searching for. Currently it is a challenge for them to access high-performance but inexpensive electronic products and components that are manufactured in Asia.

Secondly, once CTT has the capital to do so, CTT intends to also cater to the impulse purchaser by providing an entertaining website focusing on lifestyle fulfillment, not merely the fulfillment end of a warehouse type environment.

Thirdly, as a part of CTT’s marketing plan and subject to the availability of capital, CTT intends to develop strategic Internet alliances with several e-engines. CTT is currently in the process of creating relationships with the webmasters of various strategic sites on the Internet in order to drive traffic and sales on the Website. These relationships may include reciprocal hyperlinks, banner ads or profiles on these sites.

Fourthly, CTT plans to target more Fulfillment Partners and create a business relationship with those Fulfillment Partners. Despite the challenges encountered by manufacturers in the liquidation market, the proliferation of outlet malls, wholesale clubs and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise. However, consumers face several difficulties in shopping for closeout and overstock merchandise. For example, many traditional merchandise liquidation outlets are located in remote locations and have limited shopping hours, which management believes makes shopping burdensome and infrequent for many consumers. In addition, the space available in a traditional merchandise liquidation outlet constrains the number of products that a traditional merchandise liquidation outlet can offer at any given time.

However, management believes that the market for online liquidation is still early in its development and is characterized by only a limited number of competitors, some of which utilize an auction model to price their goods. Furthermore, management believes that there are no dominant companies in the online liquidation market, and many of the companies that do offer overstock or liquidation merchandise are focused on single product lines.

Lastly, small retailers are under competitive pressure from large national retailers. Small retailers generally do not have purchasing leverage with manufacturers; consequently, they are more likely to pay full wholesale prices and are more likely to receive inferior service. Management believes that small retailers generally do not have access to the liquidation market because liquidation wholesalers are most often interested in liquidating large volumes of merchandise, rather than the small quantities appropriate for small, local retailers.

Principal Suppliers

CTT is not dependent on any single supplier for its products. CTT’s products are supplied by a variety of manufactures, liquidation wholesalers, and Fulfillment Partners.

Technology and Intellectual Property

CTT uses its internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support its operations. CTT uses the services of Telus Communications to obtain connectivity to the Internet. CTT currently stores its data on an Access database cluster using Dell server system computer hardware. Currently, CTT uses two Dell servers for the Website, which are connected to its database.

CTT regards its domain name and similar intellectual property as critical to its success. CTT relies on a combination of laws and contractual restrictions with its employees, customers, suppliers, affiliates and others to establish and protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use CTT’s intellectual property without authorization. In addition, CTT cannot assure you that others will not independently develop similar intellectual property.

Page - 6

From time to time, CTT may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by CTT. These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require CTT to change its business practices in expensive ways. In addition, litigation could result in interpretations of the law that require CTT to change its business practices or otherwise increase its costs. Currently, CTT does not have any insurance coverage for any potential liabilities. In the future, if it is affordable, CTT may obtain general liability insurance.

Also, third parties may recruit CTT employees who have had access to CTT’s proprietary technologies, processes and operations. These recruiting efforts expose CTT to the risk that such employees will misappropriate CTT intellectual property.

Additional litigation may be necessary in the future to enforce CTT’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm CTT’s business.

Competition

CTT’s products and services compete with other online retailers and traditional liquidation brokers, some of which may specifically adopt CTT’s methods and target its customers. CTT currently competes with a variety of companies that can be divided into several broad categories:

! liquidation e-tailers such as Overstock.com;
! online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and
! traditional retailers and liquidators such as Sears Inc., Walmart Stores, Inc. and Best Buy Inc.

CTT also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies not yet operating online. CTT is unable to anticipate which other companies are likely to offer services in the future that will compete with the services it provides.

In addition, many of CTT’s current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than CTT, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of CTT’s competitors could enter into exclusive distribution arrangements with CTT vendors and deny CTT access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their web site and systems development than CTT. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on CTT. CTT cannot assure you that it will be able to compete successfully against current and future competitors or address increased competitive pressures.

CTT’s principal competitors are Ebay.com, Overstock.com, Ubid.com and Dell.com. Their market shares are difficult to ascertain as there are no global statistics kept on all companies by electronics categories.

The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new web sites at relatively low cost. CTT believe that competition in the online liquidation market is based predominantly on (1) price, (2), product quality and selection, (3) shopping convenience, and (4) customer service.

CTT provides manufacturers of electronic and computer products with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Key advantages for manufacturers liquidating their excess inventory through CTT include:

! Resolution of channel conflict. Channel conflicts arise when a manufacturer’s excess inventory is sold through the same channel as their other product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer’s other product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using CTT, management believes manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their other products.

Page - 7

! Single point of distribution. Manufacturers often use multiple liquidation sources to clear their excess inventory. Multiple sources create additional logistics issues that they would rather avoid. By using CTT, manufacturers have a single source for the distribution of excess inventory.
! Improved control of distribution. By using CTT, manufacturers can monitor what kind of customer, whether individual consumer or small retailer, ultimately purchases their merchandise. In addition, a manufacturer can request that its products be offered in only one of its sales channels in order to avoid sales channel pollution.
! Improved transaction experience. By having a reliable inventory clearing channel, manufacturers are able to more quickly and easily dispense of their excess merchandise.

CTT also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include convenient access on a secure site and responsive customer care. CTT also offers small businesses and retailers a compelling method for obtaining products for resale. CTT believes that small businesses and retailers can secure lower prices and better service through CTT than they typically receive from manufacturers or other distributors. Management believes CTT is able to offer these advantages because, unlike many small businesses and retailers, CTT has the ability to access the liquidation market to buy merchandise in bulk quantities for which it often receives volume-based price discounts. Accordingly, CTT has designed it shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of bulk loads to its small business customers.

Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, CTT is not required to comply with any extraordinary regulations for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on CTT and its business operations. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on CTT’s business and add additional costs to CTT’s business operations.

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

• user privacy
• freedom of expression
• pricing
• content and quality of products and services
• taxation
• advertising
• intellectual property rights
• information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for CTT’s products and services, increase the cost of doing business, or in some other manner have a negative impact on CTT’s business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of CTT’s business operations.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Page - 8

Employees and Employment Agreements

Currently, CTT has no employees and CTT may hire third party independent contractors to provide future services to CTT.

At present, CTT’s sole officer and director does not have an employment agreement with CTT. CTT presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, CTT may adopt plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including CTT’s financial statements and the related notes, in evaluating CTT’s business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Additional risks and uncertainties not presently known to CTT or that CTT currently considers immaterial may also impair its business operations. If any of the following risks actually occur, CTT’s business and financial results could be harmed. In that case, the trading price of CTT’s common stock could decline.

Risks associated with CTT:

1.	CTT is an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing

A note provided by CTT’s independent auditors in CTT’s financial statements for the period from inception, January 14, 2000, through December 31, 2004 contains an explanatory note that indicates that CTT is an initial development stage company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about CTT’s ability to continue as a going concern. This note may make it more difficult for CTT to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. CTT urges potential investors to review this report before making a decision to invest in CTT.

2.	CTT lacks an operating history and has losses that it expects to continue into the future. If the losses continue CTT will have to suspend operations or cease operations.

CTT was incorporated on January 14, 2000 and CTT has no significant operating history upon which an evaluation of its future success or failure can be made. CTT’s net loss since inception is $52,883. CTT’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.

Based upon current plans, CTT expects to incur $3,000 per month in operating losses in the next 12 to 18 months. This will happen because there are expenses associated with the development and operation of its website. CTT cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause CTT to go out of business.

3.	CTT is relatively new to the internet marketplace with no history of operations and, as a result, CTT’s ability to operate and compete effectively may be affected negatively.

In deciding whether to purchase CTT’s shares of common stock, and the likelihood CTT’s success, you should consider that CTT is relatively new to the internet marketplace and has no operating history upon which to judge its current operations. As a result, you will be unable to assess CTT’s future operating performance or its future financial results or condition by comparing these criteria against its past or present equivalents.

Also, the computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. CTT’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of CTT’s services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. CTT’s future success will also depend in large part on its ability to develop and enhance CTT’s products and services. There are significant technical risks in the development of new or enhanced services, including the risk that CTT will be unable to effectively use new technologies, adapt its services to emerging industry standards, or develop, introduce and market new or enhanced products and services. Also, if CTT is unable to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products and services do not achieve market acceptance, CTT may not be able to compete effectively

Page - 9

4.	CTT does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of CTT’s plan of operation is limited and restricted by the amount of working capital that CTT has and is able to raise from financings and generate from business operations. CTT currently does not have sufficient funds to complete each phase of its proposed plan of operation and CTT expects that it will not satisfy its cash requirements for the next 12 months. As a result, CTT may have to suspend or cease its operations on one or more phases of the proposed plan of operation. As of December 31, 2004, CTT had $28,124 in cash. Until CTT is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity financing. At any phase of CTT’s plan of operation, if CTT finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If CTT cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital. CTT will need to raise additional capital of approximately $250,000 to proceed with and complete its plan of operation. CTT will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. CTT will require additional financing to sustain its business operations if CTT is not successful in earning revenues from its business operations. CTT can provide no assurance to investors that CTT will be able to find additional financing if required. Any sale of share capital will result in dilution to existing

5.	No public trading market for CTT’s common stock may develop and as a result you may not be able to resell your stock.

There is currently no public market for the shares of common stock of CTT. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. There can be no assurance that a liquid public market on a stock exchange or quotation system will develop, or be sustained even after a public market is developed. The lack of a liquid public market will reduce your ability to divest any investment in CTT.

6.
Since CTT’s success depends upon the efforts of Amit Sankhala, the key member of its management, and its ability to attract and retain key personnel, CTT’s failure to retain key personnel will negatively affect its business.

CTT’s business is greatly dependent on the efforts of its CEO, Amit Sankhala. CTT currently does not have an employment agreement with Mr. Sankhala. But CTT does not currently maintain key man life insurance for Mr. Sankhala. The loss of Mr. Sankhala could have a negative impact on CTT’s business, operating results and financial condition. Competition for qualified personnel is intense and CTT may not be able to hire or retain qualified personnel, which could also have a negative impact on CTT’s business.

Also, Mr. Sankhala devotes only 20 hours per week to CTT’s operations, with the balance of the work week devoted to Tiger Ventures Inc. and to studying for a political science degree at Simon Fraser University in Vancouver, British Columbia. Mr Sankhala is employed by Tiger Ventures Inc. to provide 20 hours per week of his time. However, under the terms of employment with Tiger Ventures Inc. Mr. Sankhala has the discretion to set his own work schedule. Also, Mr. Sankhala also devotes 10 hours per week to his school studies.

7.
Because CTT’s sole officer and director will own more than 50% of the outstanding shares after this offering, he will be able to decide who will be directors and to entrench management, and you may not be able to elect any directors.

Amit Sankhala, CTT’s sole director and officer, owns 8,634,168 shares and has voting control of CTT. As a result, if Mr. Sankhala does not sell any of his shares, and regardless of the number of shares you may acquire, Mr. Sankhala will be able to elect all of CTT’s directors and control its operations. Also, Mr. Sankhala will be able to entrench management. Holders of CTT’s shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of CTT’s directors. Mr. Sankhala currently owns an aggregate 8,634,168 shares (83.7%) and has voting control of CTT. As a result, Mr. Sankhala will be able to elect all of CTT’s directors and control CTT’s business operations.

Page - 10

8.  CTT does not expect to pay dividends in the foreseeable future.

CTT has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. CTT intends to retain earnings, if any, to develop and expand its business operations.

9.	“Penny Stock” rules may make buying or selling CTT’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in CTT’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. If and when CTT’s shares of common stock are listed for trading, Amit Sankhala believes that trading will begin the $1.00 per share range. If this is the case, the shares will trigger and be subject to the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in CTT’s securities, which could severely limit their market price and liquidity of CTT’s securities.

Risks associated with CTT’ business:

10.	Failure to successfully compete in the e-commerce industry with established e-commerce companies may result in CTT’s inability to continue with its business operations.

There are approximately over 1,000 established e-commerce companies that provide similar services. CTT expects competition in this market to increase significantly as new companies enter the market and current competitors expand their online services. Currently, CTT’s competitive position in this market ranks near the bottom half.

If CTT is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, CTT may not be able to compete effectively.

In addition, CTT’s competitors may develop content that is better than CTT’s or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by CTT’s competitors collectively, could have a negative impact on CTT’s business, results of operations and financial condition and as a result, CTT may not be able to continue with its business operations

11.	Since CTT relies on one provider to host its website, CTT’s technical systems could fail if this service is interrupted, which in turn would have a negative impact on CTT’s business.

Although CTT has back up facilities for its computer systems, CTT relies on one provider to host the Website, Ezyra E-Business Services. If Ezyra E-Business Services failed to provide service to its systems, CTT would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. CTT’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its website to be unavailable could materially adversely affect its business. Furthermore, CTT will be depending on outside expertise to maintain and expand its website design and capabilities. There is no assurance that website consultants can be retained who will understand the needs of and have the solution for a desirable, user-friendly commercial website.

12.
CTT’s business exposes CTT to potential product liability claims, and CTT may incur substantial expenses if CTT is subject to product liability claims or litigation, which could result in a negative impact on its business.

CTT’s products involve a minimal inherent risk of product liability claims and associated adverse publicity. However, CTT may be held liable if any product it sells causes injury or is otherwise found unsuitable. Currently, CTT does not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing CTT’s expenses and diverting management’s attention away from the operation of its business, and could harm CTT’s business

Page - 11

13.	CTT may be subject to legal proceedings involving its intellectual property that could result in substantial costs and which could materially harm CTT’s business operations.

From time to time, CTT may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by CTT. These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require CTT to change its business practices in expensive ways. Additional litigation may be necessary in the future to enforce CTT’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm CTT’s business

Risks associated with CTT’s industry:

14.	Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on CTT’s business.

Currently, other than business and operations licenses applicable to most commercial ventures, CTT is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on CTT and its business operations. Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of CTT’s business operations. Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on CTT’s business and add additional costs to CTT’s business operations.

15.	Security of online transactions via the Internet and any security breaches will have a negative impact on CTT’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of security systems used by CTT and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect CTT’s business. Circumvention of CTT’s security measures could result in misappropriation of its proprietary information or cause interruptions of CTT’s operations. Protecting against the threat of such security breaches may require CTT to expend significant amounts of capital and other resources. There can be no assurance that CTT’s security measures will prevent security breaches.

16.	CTT’s business will be adversely affected if the infrastructure of the Internet is unable to support demands placed on it by CTT’s business.

The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet’s infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet has grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, CTT expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by CTT.

Page - 12

Item 2. Description of Property.

CTT's sole asset consists of its 100% interest in the Subsidiary. The Subsidiary’s assets consist of its domain name www.cheaperthanthem.com, its website, and the inventory it has in stock at this time.

CTT operates from its principal office at 1145 West 7th Avenue, Vancouver, British Columbia, Canada. CTT leases its office space under a one year lease at a rental rate of CDN$6,000 per year (US$5,200/year). Amit Sankhala believes this office space is sufficient at this time.

Item 3. Legal Proceedings.

CTT is not a party to any pending legal proceedings and, to the best of Amit Sankhala’s knowledge, none of CTT’s property or assets are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

CTT’s common shares are not listed for trading on any exchange or quotation service.

(b) Holders of Record

CTT has 58 registered holders of common stock.

(c) Dividends

CTT has declared no dividends on its common stock in fiscal 2004. CTT has no current plans to declare or pay any dividend on its common stock.

(d) Recent Sales of Unregistered Securities

There was no issuance of shares of common stock in the capital of CTT during the period covered by this Form 10-KSB with the exception of the following:

On December 29, 2004, CTT issued 455,001 shares to the shareholders of the Subsidiary for the acquisition of all of the outstanding shares of the Subsidiary pursuant to the terms of the share exchange agreement. CTT relied upon Rule 903 of Regulation S for the applicable exemption to issue the unregistered shares. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

(e) Penny Stock Rules

Trading in CTT’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends CTT’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in CTT’s common stock, which could severely limit their market price and liquidity of CTT’s common stock.

Page - 13

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF CTT INTERNATIONAL DISTRIBUTORS INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

CTT was incorporated under the laws of the State of Delaware on January 14, 2000 as Slabsdirect.com, Inc. On January 7, 2005, the former sole director and officer of CTT resigned and the current sole director and officer, Amit Sankhala was appointed. Until January 7, 2005, CTT was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets. On January 7, 2005, CTT merged with Slabsdirect and became the parent company to the Subsidiary.

On December 29, 2004, Slabsdirect agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of the Subsidiary. See Exhibit 10.1 - Share Exchange Agreement for more details. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of CTT since the reverse merger (December 29, 2004) and the historical accounts of the Subsidiary since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation.

Prior to the acquisition of the Subsidiary, Slabdirect’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former president of Slabsdirect pursuant to the stock purchase agreement dated December 29, 2004. See Exhibit 10.2 - Stock Purchase Agreement for more details.

Limited operating history; need for additional capital

There is no historical financial information about CTT upon which to base an evaluation of its performance. CTT is a development stage company and has not generated any revenues from operations. CTT cannot guarantee it will be successful in its business operations. CTT’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its products and services, and possible cost overruns due to price and cost increases in services.

CTT will continue to allocate the expenditures of its resources in very timely and measured manner. CTT will not continue with expenditures if Amit Sankhala thinks CTT will be unable to complete the designated task. CTT may require further equity financing to provide for some of the capital required to implement future development of the Website and business operations.

CTT has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, CTT may be unable to continue, develop or expand its operations. However, if equity financing is available to CTT on acceptable terms, it could result in additional dilution to existing shareholders.

Results of Operation

Revenues

CTT has generated revenues of $30,789 from operations since its inception.

CTT anticipates that significant revenues will not be achieved until the third quarter of the 2005 fiscal year. There is no guaranty that CTT will generate revenues from the Website, or that if CTT does complete its marketing phase in its plan of operation, that CTT will be able to secure the financing necessary to proceed with the other phases of its plan of operations.

Page - 14

Liquidity and Capital Resources

Cash and Working Capital

CTT had cash of $28,214 and a working capital deficit of $46,069 at December 31, 2004. During the year ended December 31, 2004, CTT used $20,078 in cash for operating activities, primarily for an operating loss of $52,883, an increase in accounts receivable of $22,829, a decrease in inventory of $8,336, and an increase in accounts payable and accrued liabilities of $25,745. Cash used in operations of $20,078 was financed by a sale of common stock of $37,102 and an advance payable from a related party of $11,156.  As of December 31, 2004, CTT has accumulated a deficit of $87,165 since inception and has a stockholder’s deficiency of $43,881. CTT has no contingencies or long- term commitments.

While CTT has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations. CTT is seeking financing in the form of equity in order to provide the necessary working capital. CTT currently has no commitments for financing. There are no assurances CTT will be successful in raising the funds required.

Amit Sankhala believes that CTT’s existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next six months. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

CTT does not anticipate purchasing any plant or significant equipment in the immediate future.

Plan of Operations for the Next Twelve Months

CTT has not had any revenues generated from its business operations since its inception.

Amit Sankhala anticipates that CTT may not be able to satisfy its working capital requirements for the next 12 months. Accordingly, CTT will need to raise additional working capital to continue its operations. CTT anticipates funding its working capital needs for the next 12 months through the equity capital markets and private financings. Although the foregoing actions are expected to cover CTT’s anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that CTT will be able to raise sufficient cash to meet these cash requirements.

Also, Amit Sankhala expects revenues generated from the Website to contribute to CTT’s required working capital, but expects that the revenues generated from the Website for the next 12 months will not be enough for its required working capital. Until CTT is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

Amit Sankhala plans to improve CTT’s cash flows and operating results by raising additional capital through a registered offering, private placements of stock, and private loans. Therefore, CTT has not contemplated any plan of liquidation if it does not generate revenues. CTT cannot ensure, however, that these plans will be successful.

Page - 15

To become profitable and competitive, CTT needs to establish its Website as a comprehensive on-line shopping mall. To achieve this goal, Amit Sankhala has prepared a plan of operation for the next 12 months. Each of the phases of the plan of operations listed below will be implemented as resources are available.

Phase 1 - Develop and populate Website (3 months)

In Phase 1, CTT plans to (1) upgrade and update the Website so that it is more visually appealing and technologically sound and (2) update its product line and visuals on the Website. CTT has budgeted $50,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of CTT’s plan of operation. This budget includes the cost of a fully functional, e-commerce enabled format and the costs associated with installation and technicians. Also in this phase, CTT will continue to maintain and populate the Website with new products and updated visuals.

Phase 2 - Expand inventory and products (6 months)

In Phase 2, CTT plans to expand its product line to include more specialty kits, marine antiquities, marine prints, multimedia products, educational products, and radio-controlled products.

CTT’s expansion goals in this phase are to (1) expand its inventory product line by 12 new inventory products, (2) expand its business by offering products directly applicable to its retail model, and (3) to expand its inventory of products to provide a 15 - 100% gross margin.

CTT has budgeted $75,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of CTT’s plan of operation.

Phase 3- Implement marketing strategy (6 months)

In Phase 3, CTT plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Website and its products, and (3) implement its marketing strategy on its target market, including international customers.

CTT’s marketing goals in this phase are to attract potential and repeat customers to the Website and have customers perceive the Website as a preferred source of non-branded, discount products that are delivered in a professional, authoritative and efficient manner.

CTT has budgeted $75,000 for this phase and expects it to take six months to complete with completion expected within the second six months of CTT’s plan of operation.

Phase 4- Corporate Development (4 months)

In Phase 4, CTT plans to expand its business operations by creating products directly applicable to the non-branded, discounted product market.

CTT has budgeted $50,000 for this phase and expects it to take four months to complete, with completion expected within the final four months of CTT’s plan of operation.

During any phase of the plan of operation, if CTT does not have adequate working capital to complete a phase of its proposed plan of operation, CTT may have to suspend its business operations and attempt to raise more working capital so that CTT can proceed. If CTT cannot raise the necessary working capital to proceed CTT may have to cease business operations until there is sufficient working capital.

CTT anticipates continuing to rely on private loans, equity sales of common shares, or debt financing in order to fund its proposed plan of operation. The issuance of additional shares will result in dilution to existing shareholders of CTT.

CTT is not currently conducting any research and development activities other than the development of the Website. It does not anticipate conducting such activities in the near future. As CTT expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Page - 16

Critical Accounting Policies

CTT’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at December 31, 2004 there is an allowance for doubtful accounts of $905 which is recorded as a reduction of revenue.

Foreign Currency Transaction/ Balances

CTT’s functional currency is the United States dollar. The financial statements of CTT are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. CTT has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website Development Costs

CTT recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs CTT follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Going Concern Issue

The going concern basis of presentation assumes CTT will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the norm al course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements d o not include any adjustments that might result from the outcome of the uncertainty.

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of December 31, 2004, CTT has only generated $30,789 in revenues, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

CTT has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

Amit Sankhala does not believe that inflation will have a material impact on CTT’s future business operations.

Page - 17

Uncertainties Relating to Forward-Looking Statements

Management’s discussion and analysis of CTT’s financial condition and the results of its operations and other sections of this report contain forward looking statements, that are based upon the current beliefs and expectations of Amit Sankhala, as well as assumptions made by, and information currently available to, Amit Sankhala. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, CTT’s future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004  attached as an Exhibit to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with CTT’s accountants on accounting and financial disclosure. CTT’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliot, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A. Controls and Procedures.

CTT maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in CTT’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to CTT’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, CTT’s Chief Executive Officer and Chief Financial Officer believe CTT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by CTT in this report is accumulated and communicated to CTT’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, CTT’s chief executive officer and chief financial officer concluded that CTT’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in CTT’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, CTT had no information to be disclosed as required on a Form 8-K that was not disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

CTT’s directors are elected by the stockholders to a term of one year and serves until his successor is elected and qualified. CTT’s officers are appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.

The names, addresses, ages and positions of CTT’s present officers and directors are set forth below:

Name and Address	Age	Positions
Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	22
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole member of CTT’s board of directors

President, secretary and sole member of the board of directors of CTT Distributors Ltd.

Page - 18

Amit Sankhala ● Amit Sankhala (22 years) had been the sole director and officer of CTT since December 2004. Mr. Sankhala is currently a Political Science student attending Simon Fraser University. In 2001, Mr. Sankhala developed an internet marketing strategy for his tour company, Dynamic Tours Pvt. Ltd.. Since May 2003, Mr. Sankhala has been an employee of Tiger Ventures Inc., which oversees operations of Dynamic Tours Pvt. Ltd. and Tiger Resorts Pvt. Ltd. Since 2003, Mr. Sankhala has been the Managing Director of Dynamic Tours Pvt. Ltd. of New Delhi, India, an organization established in 1983 that caters to wildlife, adventure and special interest tours in India. Since 2003, Mr. Sankhala has also been the Managing Director of Tiger Resorts Pvt. Ltd. of New Delhi, India, an organization which has two jungle lodges, located in Kanha National Park and Bandhavgarh National Park, which are both world renowned jungles for their tiger population.

Conflicts of interest

Amit Sankhala may be subject to conflicts of interest because Mr. Sankhala may not be able to devote all his time to CTT’s operations. Mr. Sankhala devotes 10 hours a week to CTT’s operations. Mr. Sankhala has no other obligations that prevent him from devoting his full time to CTT’s operations, with the exception that Mr. Sankhala is employed by Tiger Ventures Inc. to do 20 hours of work per week and studies for his political science degree for 10 hours per week.

(b) Identify Significant Employees

CTT does not have any significant employees. However, CTT has retained Ezyra E-Business Services to host the website and as required, will engage a web developer to make enhancements and changes to the website. Amit Sankhala believes that the third party independent contractors that CTT engages from time to time make a significant contribution to CTT’s business operations.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by CTT to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and CTT is not aware of any failures to file a required report during the period covered by this annual report.

(f) Audit Committee Financial Expert

CTT has no financial expert. Amit Sankhala believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of CTT’s limited operations, Amit Sankhala believes the services of a financial expert are not warranted.

Page - 19

(g) Identification of Audit Committee

CTT does not have a separately-designated standing audit committee. Rather, CTT’s audit committee is comprised of its sole director and officer. Amit Sankhala is the only member of CTT’s audit committee, but does not meet the independent requirements for an audit committee member. CTT’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. CTT has adopted an audit committee charter, a copy of which is filed as an exhibit to this report. See Exhibit 99.2 - Audit Committee Charter for more information.

(h) Disclosure Committee and Charter

CTT has a disclosure committee and disclosure committee charter. CTT’s disclosure committee is comprised of its sole officer and director. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about CTT and the accuracy, completeness and timeliness of CTT’s financial reports. CTT has adopted a disclosure committee charter, a copy of which is filed as an exhibit to this report. See Exhibit 99.3 - Disclosure Committee Charter for more information.

(i) Code of Ethics

CTT has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of CTT’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, CTT’s code of ethics has been posted on its website at www.cheaperthanthem.com. CTT undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Amit Sankhala at 604-733-2600 to request a copy of CTT’s code of ethics. Amit Sankhala believes CTT’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Amit Sankhala CEO, CFO, President, and sole Director Jan 2005 to Present	2002 2003 2004	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Steven Bruk CEO, CFO, President, and sole Director Jan 2000 to Jan 2005	2002 2003 2004	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	5,094 (1) nil nil
(1) Represents consulting fees paid to CTT’s former sole executive officer and director.

Page - 20

Currently, there are no arrangements between CTT and any of its directors or between the Subsidiary and any of its directors whereby such directors are compensated for any services provided as directors.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of common shares owned beneficially by CTT’s sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of CTT’s total outstanding common shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	8,634,168	83.7%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 10,317,101 shares of common stock issued and outstanding as of March 30, 2005.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	8,634,168	83.7%
Common Stock	Directors and Executive Officers as a group	8,634,168	83.7%
[1] Based on 10,317,101 shares of common stock issued and outstanding as of March 30, 2005.

Changes in Control

CTT is not aware of any arrangement that may result in a change in control of CTT.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

During the last two years, no member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which CTT or the Subsidiary was a party to, with the exception of the following:

On December 29, 2004, CTT (formerly known as Slabsdirect.com, Inc.) entered into a share exchange agreement with the Subsidiary and the shareholders of the Subsidiary. Under the terms of the share exchange agreement, CTT acquired 100% of the Subsidiary’s stock from the shareholders of the Subsidiary in exchange for the issuance by CTT of 455,001 shares of common stock to the shareholders of the Subsidiary. As a result of the transaction, the Subsidiary became a wholly-owned subsidiary of CTT. See Exhibit 10.1 - Share Exchange Agreement for more details.

Subsequent to the closing of the share exchange agreement, CTT entered into a stock purchase agreement with Steven Bruk, the former sole director and officer of CTT, whereby in consideration for the delivery of 450,000 shares of common stock of CTT and the forgiveness of $15,000 in debt owed to Mr. Bruk, CTT sold 100% of its interest in Slabsdirect.com Online (B.C.) Ltd. (“Slabs Online”), a wholly-owned subsidiary of CTT, to Mr. Bruk. Mr. Sankhala approved the sale of CTT’s interest in Slabs Online as CTT has been unsuccessful in developing the business of Slabs Online and Mr. Sankhala believes it is in the best interest of CTT to focus on the development of the business of CTT. See Exhibit 10.2 - Stock Purchase Agreement for more details.

Page - 21

(b) Transactions with Promoters

Amit Sankhala is the sole promoter of CTT. Mr. Sankhala is the only person who has taken an initiative in founding and organizing its current business. Mr. Sankhala has not received anything of value from CTT nor is Mr. Sankhala entitled to receive anything of value from CTT for services provided as a promoter.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2004 and for the period May 17, 2004 to December 31, 2004.	Included
3.1

Certificate of Ownership of Slabsdirect.com, Inc. and CTT International Distributors Inc. filed as an Exhibit to CTT’s Form 8-K (Current Report) filed on January 12, 2005 and incorporated herein by reference.

Filed
3.2	Certificate of Incorporation for Slabsdirect.com, Inc. filed as an Exhibit to CTT’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.3	By-laws of Slabsdirect.com, Inc. filed as an Exhibit to CTT’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.4	Certificate of Incorporation for CTT Distributors Ltd.	Included
3.5	Notice of Articles for CTT Distributors Ltd.	Included
3.6	Articles of CTT Distributors Ltd.	Included
10.1

Share Exchange Agreement dated December 29, 2004, among Slabsdirect.com, Inc, CTT Distributors Ltd., and the shareholders of CCT Distributors Ltd. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.

Filed
10.2	Stock Purchase Agreement dated December 29, 2004, between Steven Bruk and Slabsdirect.com, Inc. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
10.3	Stock Purchase Agreement dated December 29, 2004, between Amit Sankhala and Steven Bruk filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

Page - 22

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for CTT’s audit of annual financial statements and for review of financial statements included in CTT’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004 - $15,250 - Manning Elliot - Chartered Accountants
2003 - $nil - Manning Elliot - Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of CTT’s financial statements and are not reported in the preceding paragraph:

2004 - $nil - Manning Elliot - Chartered Accountants
2003 - $nil - Manning Elliot - Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $nil - Manning Elliot - Chartered Accountants
2003 - $ nil - Manning Elliot - Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2004 - $nil - Manning Elliot - Chartered Accountants
2003 - $ nil - Manning Elliot - Chartered Accountants

(5) CTT’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit CTT’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By:/s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director and CEO
Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of CTT International Distributors Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Amit Sankhala	President, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors	March 31, 2005

Page - 24

Exhibit A

Page - 25

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
December 31, 2004

Index

Report of Independent Registered Accounting Firm   F-1

Consolidated Balance Sheet    F-2

Consolidated Statement of Operations    F-3

Consolidated Statement of Cash Flows    F-4

Consolidated Statement of Stockholders’ Equity (Deficit)     F-5

Notes to the Consolidated Financial Statements    F-6

Page - 26

Report of Independent Registered Accounting Firm

To the Stockholders and Board of Directors
of CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders’ deficit and cash flows for the period from May 17, 2004 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations, cash flows and stockholders’ equity for the period from May 17, 2004 (Date of Inception) to December 31, 2004, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 15, 2005

Page - 27

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in U.S. dollars)

December 31, 2004 $
ASSETS

Current Assets

Cash	28,124
Accounts receivable	22,829
Inventory	400

Total Current Assets	51,353

Intangible Assets (Note 3)	2,188

Total Assets	53,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	63,534
Accrued liabilities	13,996
Due to related party (Note 4(a))	11,156
Note payable (Note 5)	8,736

Total Liabilities	97,422

Contingencies and Commitments (Notes 1 and 7)
Subsequent Event (Note 8)

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-

Common Stock (Note 6) Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 10,317,101	1,032

Additional Paid in Capital	38,752

Donated Capital	3,500

Accumulated Deficit	(87,165)

Total Stockholders’ Equity (Deficit)	(43,881)

Total Liabilities and Stockholders’ Equity (Deficit)	53,541

F-1
(The accompanying notes are an integral part of the financial statements)

Page - 28

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in U.S. dollars)

From May 17, 2004 (Date of Inception) to December 31, 2004 $
Revenue	30,789

Cost of Sales	27,836

Gross Profit	2,953

Expenses

Advertising & marketing	5,737
Amortization	312
Consulting	2,289
Donated services	3,500
General and administrative	4,806
Professional fees	21,451

Total Expenses	38,095

Loss from Operations	(35,142)

Loss on disposal of subsidiary (Note 9)	(17,741)

Net Loss for the Period	(52,883)

Basic and Diluted Loss Per Share	(0.01)

Weighted Average Shares Outstanding	10,312,000

F-
(The accompanying notes are an integral part of the financial statements)

Page - 29

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

From May 17, 2004 (Date of Inception) to December 31, 2004 $
Cash Flows Used In Operating Activities

Net loss for the period	(52,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	312
Donated services	3,500
Loss on disposal of subsidiary	17,741

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(22,829)
Decrease in inventory	8,336
Increase in accounts payable and accrued liabilities	25,745

Net Cash Used In Operating Activities	(20,078)

Cash Flows Used In Investing Activities

Web site development costs	(2,500)
Disposal of subsidiary	1,726
Cash received on acquisition of CTT Distributors Ltd.	718

Net Cash Flows Used In Investing Activities	(56)

Cash Flows Provided by Financing Activities

Advances from a related party	11,156
Proceeds from issue of common stock	37,102

Net Cash Flows Provided by Financing Activities	48,258

Net Increase in Cash and Cash Equivalents	28,124

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	28,124

Non-cash Investing and Financing Activities

Inventory purchased by issue of note payable	8,736
Forgiveness of debt owing from a related party on disposal of subsidiary	(15,000)
Forgiveness of intercompany debt on disposal of subsidiary	34,399

Supplemental Disclosures

Interest paid	-
Income taxes paid	-

F-3
(The accompanying notes are an integral part of the financial statements)

Page - 30

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From May 17, 2004 (Date of Inception) to December 31, 2004
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - May 17, 2004 (Date of Inception of CTT Distributors, Ltd.)	-	-	-	-	-	-

Common shares issued for cash	455,001	45,501	-	-	-	45,501

Offering costs for subscription agreements	-	-	(8,399)	-	-	(8,399)

Adjustments for reverse acquisition:

Remove shares of CTT Distributors Ltd.	(455,001)	(45,501)	-	-	-	(45,501)
Add shares of CTT International Distributors Inc.	10,312,100	1,031	44,470	-	-	45,501
Shares issued on reverse acquisition	455,001	46	3,354			3,400
Transaction costs of reverse acquisition	-	-	(718)	-	(34,282)	(35,000)

Shares returned to treasury and cancelled	(450,000)	(45)	45	-	-	-

Donated services	-	-	-	3,500	-	3,500

Net loss for the period	-	-	-	-	(52,883)	(52,883)

Balance - December 31, 2004	10,317,101	1,032	38,752	3,500	(87,165)	(43,881)

F-
(The accompanying notes are an integral part of the financial statements)

Page - 31

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1. Development Stage Company

Slabsdirect.com, Inc. was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), Slabsdirect.com, Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of Slabsdirect.com, Inc. since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated on consolidation. Prior to the acquisition of Distributors, Slabsdirect.com, Inc.’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. Slabsdirect.com, Inc. disposed of its interest to the former President of Slabsdirect.com, Inc. as described in Note 9. Slabsdirect.com, Inc. changed its name to CTT International Distributors Inc. (the “Company”) on January 7, 2005.

The Company is based in Vancouver, British Columbia, and its principal business is an online fulfillment company that markets unique products to the internet consumer through its website “Cheaperthanthem.com”. The Company’s website offers electronic products consisting of OEM, non-branded and overstock electronic and computer products, for the consumer and wholesaler.

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $46,069 and has accumulated losses of $87,165 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Principles

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include accounts of the Company and its wholly-owned subsidiary, CTT Distributors Ltd. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Page - 32

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

e)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. Concentration of credit risk relating to accounts receivable is limited to various customers from various locations. The largest concentration of risk is one customer who represents 74% of the total accounts receivable and from a second customer who represents 22% of the total accounts receivable. The Company has set up an allowance for doubtful accounts in the amount of $905 to cover potential credit risk. For the period from inception on May 17, 2004 to December 31, 2004, revenue from one customer represented 55% of total revenue and from a second customer represented 20% of total revenue. For the period from inception on May 17, 2004 to December 31, 2004, the Company purchased 72% of its inventory from one vendor.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Page - 33

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

j)	Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At December 31, 2004, inventory consisted of music related multimedia electronic products held for sale.
k)	Revenue Recognition

The Company recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at December 31, 2004 there is an allowance for doubtful accounts of $905 which is recorded as a reduction of revenue.

l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Page - 34

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

m) Recent Accounting Pronouncements

FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company’s operations have not been disclosed.

3. Intangible Assets

	Cost $	Accumulated Amortization $	December 31, 2004 Net Carrying Value $

Website development costs	2,500	312	2,188

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued to the President of the Company a demand note in the amount of $9,900. The note is unsecured, non-interest bearing and due on demand. The Company also owes $1,256 to the President of the Company for expense reimbursements, which are non-interest bearing, unsecured and due on demand.

b)	From inception to December 31, 2004, the Company recognized a total of $3,500 for donated services provided by the President of the Company.

c)	During the period ending December 31, 2004, the Company paid a company that is controlled by the President of the Company $5,000 in marketing expenses.

d)	During the period ending December 31, 2004, the Company paid the President of the Company $1,600 for the reimbursement of incorporation costs.

5. Note Payable

The Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

6. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses carried forward totalling $112,000 for US tax purposes and $19,000 for Canadian tax purposes, which expire starting in 2020 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Page - 35

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

6. Income Tax (continued)

The components of the net deferred tax asset at December 31, 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

2004 $

Net Operating Loss	49,180

Statutory Tax Rate	34%

Effective Tax Rate	-

Deferred Tax Asset	16,721

Valuation Allowance	(16,721)

Net Deferred Tax Asset	-

7. Commitment

The Company entered into a lease agreement for office premises at a rate of CDN$6,000 per annum, for a one year term expiring May 17, 2005. The rent due for May and June, 2004 was waived by the Landlord. No other terms of the lease have been modified as a result of the waiver of rent. The Company incurred rent expense of $1,242 for the period ended December 31, 2004.

8. Capital Transaction - Reverse Acquisition

By a Share Purchase Agreement dated December 29, 2004, the Company acquired 100% of the issued and outstanding common stock of CTT Distributors Ltd. (“Distributors”) in consideration for the issuance of 455,001 shares of common stock. Distributors was incorporated on May 17, 2004 under the Business Corporations Act of British Columbia. The principal business of Distributors is as an online fulfillment company that markets products unique  to the internet consumer through its website “Cheaperthanthem.com”. Distributors’ website offers electronic products consisting of OEM, non-branded and overstock electronic and computer products for the consumer and wholesaler.

Prior to the reverse acquisition and change of control, the Company was a non-operating shell company with nominal net assets. Therefore, the acquisition of Distributors is a capital transaction in substance, rather than a business combination, and has been accounted for as a reverse acquisition. Because Distributors is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Distributors and include the results of operations of Distributors since incorporation on May 17, 2004, and the results of operations of the Company since the date of acquisition on December 29, 2004.

Allocation of Purchase Price

Cash	$718
Investment in subsidiary	69
Due from subsidiary	34,398
Due to related party	(15,000)
Accounts payable	(51,785)

(31,600)
Costs of reverse acquisition	35,000

Paid by the issue of 455,001 shares of common stock	$3,400

Page - 36

CTT International Distributors Inc.
(formerly Slabsdirect.com Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

9. Sale of subsidiary

Prior to the acquisition of Distributors as described in Note 8, the Company’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company (the “Purchaser”) in consideration for the return and cancellation of 450,000 shares of common stock, the forgiveness of a debt of $15,000 owing to the Company from the Purchaser, and the forgiveness of an intercompany debt of $34,399. The Company recognized a loss on disposal of $17,741 during the period.

10. Subsequent Event

The Company incorporated a wholly-owned subsidiary, CTT International Distributors Inc. on November 1, 2004 under the laws of the State of Delaware. Effective January 7, 2005, CTT International Distributors Inc. merged with and into the Company, and the Company was the surviving corporation. Concurrent with the merger, the Company changed its name from Slabsdirect.com, Inc. to CTT International Distributors Inc.

Page - 37

Exhibit 31

Page - 38

CTT INTERNATIONAL DISTRIBUTORS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Amit Sankhala, certify that:

1.   I have reviewed this annual report on Form 10-KSB of CTT International Distributors Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

Page - 39

CTT INTERNATIONAL DISTRIBUTORS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Amit Sankhala, certify that:

1.   I have reviewed this annual report on Form 10-KSB of CTT International Distributors Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 40

Exhibit 32

Page - 41

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CTT International Distributors Inc. (“CTT”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President and Chief Executive Officer of CTT and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

March 31, 2005

Page - 42

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CTT International Distributors Inc. (“CTT”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Secretary, Treasurer, and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

March 31, 2005

Page - 43

Exhibit 3.4

Page - 44

MAY 19 2004 11:53AM

BRITISH COLUMBIA

Ministry of Finance
Corporate and Personal
Property Registries

Number: BC0695248

CERTIFICATE
OF
INCORPORATION

BUSINESS CORPORATIONS ACT

I Hereby Certify that CTT DISTRIBUTORS LTD. was incorporated under the Business Corporations Act on May 17, 2004, at 04:15 PM Pacific Time.

Issued under my hand at Victoria, British Columbia
On May 17, 2004

JOHN S. POWELL
Registrar of Companies
Province of British Columbia
Canada

Page - 45

Exhibit 3.5

Page - 46

SEP 13 2004 2:25PM

BRITISH COLUMBIA

Ministry of Finance
Corporate and Personal
Property Registries
www.corporateonline.gov.bc.ca

Mailing Address:
PO BOX 9431 Stn Prov Govt
Victoria BC V8W 9V3

Location:
2nd Floor - 940 Blanshard St
Victoria BC
250 356-8626

Notice of Articles

BUSINESS CORPORATIONS ACT

CERTIFIED COPY
Of a Document filed with the Province of
British Columbia Registrar of Companies

J S Powell
September 7, 2004

This Notice of Articles was issued by the Registrar on: September 7, 2004 02:35 PM Pacific Time

Incorporation Number: BC0695248

Recognition Date and Time: Incorporated on May 17, 2004 04:15 PM Pacific Time

NOTICE OF ARTICLES

Name of Company:

CTT DISTRIBUTORS LTD.

REGISTERED OFFICE INFORMATION

Mailing Address:
1200 - 750 WEST PENDER STREET
VANCOUVER BC V6C 2T8

Delivery Address:
1200 - 750 WEST PENDER STREET
VANCOUVER BC V6C 2T8

RECORDS OFFICE INFORMATION

Mailing Address:
1200 - 750 WEST PENDER STREET
VANCOUVER BC V6C 2T8

Delivery Address:
1200 - 750 WEST PENDER STREET
VANCOUVER BC V6C 2T8

BC0695248Page: 1 of 2

Page - 47

DIRECTOR INFORMATION

Last Name, First Name Middle Name:
Sankhala , Amit

Mailing Address:
1145 W. 7TH AVENUE
VANCOUVER BC V6H 1B5

Delivery Address:
1145 W. 7TH AVENUE
VANCOUVER BC V6H 1B5

AUTHORIZED SHARE STRUCTURE

1.	No Maximum	Common Shares	Without Par Value
			Without Special Rights or Restrictions attached

BC0695248Page: 2 of 2

Page - 48

Exhibit 3.6

Page - 49

Incorporation Number:

ARTICLES

OF

CTT DISTRIBUTORS LTD.

1. Interpretation    2
2. Shares and Share Certificates    2
3. Issue of shares    4
4. Share Registers    4
5. Share Transfers    5
6. Transmission of Shares    6
7. Purchase and Redemption of Shares    7
8. Borrowing Powers    7
9. Alterations    8
10. Meetings of Shareholders    9
11. Proceedings at Meetings of Shareholders    10
12. Votes of Shareholders    13
13. Directors    16
14. Election and Removal of Directors    18
15. Alternate Directors    20
16. Powers and Duties of Directors    21
17. disclosure of Interest of Directors    21
18. Proceedings of Directors    22
19. Executive and Other Committees    24
20. Officers    25
21. Indemnification    26
22. Dividends and Reserves    27
23. Documents, Records and Reports    28
24. Notices    29
25. Seal    30
26. Mechanical Reproduction of Signatures    31
27. Prohibitions    31

Page - 50

Province of British Columbia

Business Corporations Act

Articles of CTT Distributors Ltd.
(the “Company”)

1. Interpretation

1.1 Definitions

In these Articles, unless the context otherwise requires:

(1) “board of directors”, “directors” and “board” mean the directors or sole director of the Company for the time being;

(2)
“Business Corporations Act” means the Business Corporations Act (British Columbia) from time to time in force and all amendments thereto and includes all regulations and amendments thereto made pursuant to that Act;

(3) “legal personal representative” means the personal or other legal representative of the shareholder;

(4) “registered address” of a shareholder means the shareholder’s address as recorded in the central securities register;

(5)  “seal” means the seal of the Company, if any;

(6) "solicitor of the Company" means any partner, associate or articled student of the law firm retained by the Company in respect of the matter in connection with which the term is used.

1.2 Business Corporations Act and Interpretation Act Definitions Applicable

The definitions in the Business Corporations Act and the definitions and rules of construction in the Interpretation Act, with the necessary changes, so far as applicable, and unless the context requires otherwise, apply to these Articles as if they were an enactment. If there is a conflict between a definition in the Business Corporations Act and a definition or rule in the Interpretation Act relating to a term used in these Articles, the definition in the Business Corporations Act will prevail in relation to the use of the term in these Articles. If there is a conflict between these Articles and the Business Corporations Act, the Business Corporations Act will prevail.

2. Shares and Share Certificates

2.1 Authorized Share Structure

The authorized share structure of the Company consists of shares of the class or classes and series, if any, described in the Notice of Articles of the Company.

2.2 Form of Share Certificate

Each share certificate issued by the Company shall be in such form as the directors may determine and approve and must comply with, and be signed as required by, the Business Corporations Act.

2.3 Shareholder Entitled to Certificate or Acknowledgment

Each shareholder is entitled, without charge, to (a) one share certificate representing the shares of each class or series of shares registered in the shareholder’s name or (b) a non-transferable written acknowledgment of the shareholder’s right to obtain such a share certificate, provided that in respect of a share held jointly by several persons, the Company is not bound to issue more than one share certificate and delivery of a share certificate for a share to one of several joint shareholders or to one of the shareholders’ duly authorized agents will be sufficient delivery to all.

Page - 51

2.4 Delivery by Mail

Any share certificate or non-transferable written acknowledgment of a shareholder’s right to obtain a share certificate may be sent to the shareholder by mail at the shareholder’s registered address and neither the Company nor any director, officer or agent of the Company is liable for any loss to the shareholder because the share certificate or acknowledgement is lost in the mail or stolen.

2.5 Replacement of Worn Out or Defaced Certificate or Acknowledgement

If the directors are satisfied that a share certificate or a non-transferable written acknowledgment of the shareholder’s right to obtain a share certificate is worn out or defaced, they must, on production to them of the share certificate or acknowledgment, as the case may be, and on such other terms, if any, as they think fit:

(1) order the share certificate or acknowledgment, as the case may be, to be cancelled; and

(2) issue a replacement share certificate or acknowledgment, as the case may be.

2.6 Replacement of Lost, Stolen or Destroyed Certificate or Acknowledgment

If a share certificate or a non-transferable written acknowledgment of a shareholder’s right to obtain a share certificate is lost, stolen or destroyed, a replacement share certificate or acknowledgment, as the case may be, must be issued to the person entitled to that share certificate or acknowledgment, as the case may be, if the directors receive:

(1) proof satisfactory to them that the share certificate or acknowledgment is lost, stolen or destroyed; and

(2) any indemnity the directors consider adequate.

2.7 Splitting Share Certificates

If a shareholder surrenders a share certificate to the Company with a written request that the Company issue in the shareholder’s name two or more share certificates, each representing a specified number of shares and in the aggregate representing the same number of shares as the share certificate so surrendered, the Company must cancel the surrendered share certificate and issue replacement share certificates in accordance with that request.

2.8 Certificate Fee

There must be paid to the Company, in relation to the issue of any share certificate under Articles 2.5, 2.6 or 2.7, the amount, if any and which must not exceed the amount prescribed under the Business Corporations Act, determined by the directors.

2.9 Recognition of Trusts

Except as required by law or statute or these Articles, no person will be recognized by the Company as holding any share upon any trust, and the Company is not bound by or compelled in any way to recognize (even when having notice thereof) any equitable, contingent, future or partial interest in any share or fraction of a share or (except as by law or statute or these Articles provided or as ordered by a court of competent jurisdiction) any other rights in respect of any share except an absolute right to the entirety thereof in the shareholder.

Page - 52

3. Issue of Shares

3.1 Directors Authorized

Subject to the Business Corporations Act and the rights of the holders of issued shares of the Company, the Company may issue, allot, sell or otherwise dispose of the unissued shares, and issued shares held by the Company, at the times, to the persons, including directors, in the manner, on the terms and conditions and for the issue prices (including any premium at which shares with par value may be issued) that the directors may determine. The issue price for a share with par value must be equal to or greater than the par value of the share.

3.2 Commissions and Discounts

The Company may at any time pay a reasonable commission or allow a reasonable discount to any person in consideration of that person purchasing or agreeing to purchase shares of the Company from the Company or any other person or procuring or agreeing to procure purchasers for shares of the Company.

3.3 Brokerage

The Company may pay such brokerage fee or other consideration as may be lawful for or in connection with the sale or placement of its securities.

3.4 Conditions of Issue

Except as provided for by the Business Corporations Act, no share may be issued until it is fully paid. A share is fully paid when:

(1) consideration is provided to the Company for the issue of the share by one or more of the following:

(a) past services performed for the Company;

(b) property;

(c) money; and

(2) the value of the consideration received by the Company equals or exceeds the issue price set for the share under Article 3.1.

3.5 Share Purchase Warrants and Rights

Subject to the Business Corporations Act, the Company may issue share purchase warrants, options and rights upon such terms and conditions as the directors determine, which share purchase warrants, options and rights may be issued alone or in conjunction with debentures, debenture stock, bonds, shares or any other securities issued or created by the Company from time to time.

4. Share Registers

4.1 Central Securities Register

As required by and subject to the Business Corporations Act, the Company must maintain in British Columbia a central securities register. The directors may, subject to the Business Corporations Act, appoint an agent to maintain the central securities register. The directors may also appoint one or more agents, including the agent which keeps the central securities register, as transfer agent for its shares or any class or series of its shares, as the case may be, and the same or another agent as registrar for its shares or such class or series of its shares, as the case may be. The directors may terminate such appointment of any agent at any time and may appoint another agent in its place.

Page - 53

4.2 Closing Register

The Company must not at any time close its central securities register.

5. Share Transfers

5.1 Private Issuer Restrictions

The provisions of Article 27 shall apply to any proposed transfer of a share of the Company.

5.2 Registering Transfers

A transfer of a share of the Company must not be registered unless:

(1) an instrument of transfer, duly executed by the transferor or a duly authorized attorney of the transferor, in respect of the share has been received by the Company or its transfer agent;

(2) if a share certificate has been issued by the Company in respect of the share to be transferred, that share certificate has been surrendered to the Company or its transfer agent;

(3) if a non-transferable written acknowledgment of the shareholder’s right to obtain a share certificate has been issued by the Company in respect of the share to be transferred, that acknowledgment has been surrendered to the Company or its transfer agent; and

(4) such other evidence, if any, as the directors or the transfer agent may require to prove the title of the transferor or his duly authorized attorney or the right to transfer the shares, and the right of the transferee to have the transfer registered.

5.3 Form of Instrument of Transfer

The instrument of transfer in respect of any share of the Company must be either in the form, if any, on the back of the Company’s share certificates or in any other form that may be approved by the directors from time to time.

5.4 Transferor Remains Shareholder

Except to the extent that the Business Corporations Act otherwise provides, the transferor of shares is deemed to remain the holder of the shares until the name of the transferee is entered in a securities register of the Company in respect of the transfer.

5.5 Signing of Instrument of Transfer

If a shareholder, or his or her duly authorized attorney, signs an instrument of transfer in respect of shares registered in the name of the shareholder, the signed instrument of transfer constitutes a complete and sufficient authority to the Company and its directors, officers and agents to register the number of shares specified in the instrument of transfer or specified in any other manner, or, if no number is specified, all the shares represented by the share certificates or set out in the written acknowledgments deposited with the instrument of transfer:

(1) in the name of the person named as transferee in that instrument of transfer; or

(2) if no person is named as transferee in that instrument of transfer, in the name of the person on whose behalf the instrument is deposited for the purpose of having the transfer registered.

Page - 54

5.6 Enquiry as to Title Not Required

Neither the Company nor any director, officer or agent of the Company is bound to inquire into the title of the person named in the instrument of transfer as transferee or, if no person is named as transferee in the instrument of transfer, of the person on whose behalf the instrument is deposited for the purpose of having the transfer registered or is liable for any claim related to registering the transfer by the shareholder or by any intermediate owner or holder of the shares, of any interest in the shares, of any share certificate representing such shares or of any written acknowledgment of a right to obtain a share certificate for such shares.

5.7	Transfer Agent

The Company may appoint one or more trust companies or agents as its transfer agent for the purpose of issuing, countersigning, registering, transferring and certifying the shares and share certificates of the Company.

5.8 Transfer Fee

There must be paid to the Company, in relation to the registration of any transfer, the amount, if any, determined by the directors.

6. Transmission of Shares

6.1 Legal Personal Representative Recognized on Death

In case of the death of a shareholder, the legal personal representative, or if the shareholder was a joint holder, the surviving joint holder, will be the only person recognized by the Company as having any title to the shareholder’s interest in the shares. Before recognizing a person as a legal personal representative, the directors may require proof of appointment by a court of competent jurisdiction, a grant of letters probate, letters of administration or such other evidence or documents as the directors consider appropriate.

6.2 Rights of Legal Personal Representative

Subject to Article 6.1, on death or bankruptcy, the legal personal representative has the same rights, privileges and obligations that attach to the shares held by the shareholder, including the right to transfer the shares in accordance with these Articles, provided the documents required by the Business Corporations Act and the directors have been deposited with the Company.

6.3 Registration of Legal Personal Representative

Any person becoming entitled to a share in consequence of the death or bankruptcy of a shareholder shall, upon such documents and evidence being produced to the Company as the Business Corporations Act requires, or who becomes entitled to share as a result of an order of a court of competent jurisdiction or a statute has the right either to be registered as a shareholder in his representative capacity in respect of such share, or, if he is a personal representative, instead of being registered himself, to make such transfer of the share as the deceased or bankrupt person could have made; but the directors shall, as regards a transfer by a personal representative or trustee in bankruptcy, have the same right, if any, to decline or suspend registration of a transferee as they would have in the case of a transfer of a share by the deceased or bankrupt person before the death or bankruptcy.

7. Purchase and Redemption of Shares

7.1 Company Authorized to Purchase or Redeem Shares

Subject to Article 7.2, the special rights and restrictions attached to the shares of any class or series and the Business Corporations Act, the Company may, if authorized by the directors, purchase, redeem or otherwise acquire any of its shares at the price and upon the terms specified in such resolution. The Company may, by a resolution of directors, cancel any of its shares purchased by the Company, and upon the cancellation of such shares the number of issued shares shall be reduced accordingly.

Page - 55

7.2 Purchase When Insolvent

The Company must not make a payment or provide any other consideration to purchase, redeem or otherwise acquire any of its shares if there are reasonable grounds for believing that:

(1) the Company is insolvent; or

(2) making the payment or providing the consideration would render the Company insolvent.

7.3 Sale and Voting of Purchased Shares

If the Company retains a share purchased, redeemed or otherwise acquired by it, the Company may sell, gift or otherwise dispose of the share, but, while such share is held by the Company, it:

(1) is not entitled to vote the share at a meeting of its shareholders;

(2) must not pay a dividend in respect of the share; and

(3) must not make any other distribution in respect of the share.

8. Borrowing Powers

The Company, if authorized by the directors, may:

(1) borrow money in the manner and amount, on the security, from the sources and on the terms and conditions that they consider appropriate;

(2) issue bonds, debentures and other debt obligations either outright or as security for any liability or obligation of the Company or any other person and at such discounts or premiums and on such other terms as they consider appropriate;

(3) guarantee the repayment of money by any other person or the performance of any obligation of any other person; and

(4) mortgage, charge, whether by way of specific or floating charge, grant a security interest in, or give other security on, the whole or any part of the present and future assets and undertaking of the Company.

Any bonds, debentures or other debt obligations of the Company may be issued at a discount, premium or otherwise, and with any special privileges as to redemption, surrender, drawings, allotment of or conversion into or exchange for shares or other securities, attending and voting at general meetings of the Company, appointment of directors or otherwise and may by their terms be assignable free from any equities between the Company and the person to whom they were issued or any subsequent holder thereof, all as the directors may determine.

9. Alterations

9.1 Alteration of Authorized Share Structure

Subject to Article 9.2 and the Business Corporations Act, the Company may:

(1) by ordinary resolution create one or more classes of shares or, if none of the shares of a class are allotted or issued, eliminate that class of shares;

Page - 56

(2)  by ordinary resolution create one or more series of shares within a class or, if none of the shares of a series of shares are allotted or issued, eliminate that series of shares;

(3) by ordinary resolution increase, reduce or eliminate the maximum number of shares that the Company is authorized to issue out of any class or series of shares or establish a maximum number of shares that the Company is authorized to issue out of any class or series of shares for which no maximum is established;

(4) by ordinary resolution subdivide or consolidate all or any of its unissued, or fully paid issued, shares;

(5) if the Company is authorized to issue shares of a class of shares with par value, by ordinary resolution:

(a) decrease the par value of those shares; or

(b) if none of the shares of that class of shares are allotted or issued, increase the par value of those shares;

(6) by ordinary resolution change all or any of its unissued, or fully paid issued, shares with par value into shares without par value or any of its unissued shares without par value into shares with par value;

(7) by ordinary resolution alter the identifying name of any of its shares; or

(8) by ordinary resolution or special resolution otherwise alter its shares or authorized share structure when required or permitted to do so by the Business Corporations Act.

9.2 Special Rights and Restrictions

Subject to the Business Corporations Act, the Company may:

(1) by ordinary resolution create special rights and restrictions for, and attach those special rights and restrictions to, the shares of any class or series, whether or not any or all of those shares have been issued; and

(2) by ordinary resolution vary or delete any special rights or restrictions attached to the shares of any class or series, whether or not any or all of those shares have been issued.

9.3 Change of Name

The Company may by ordinary resolution or directors’ resolution authorize an alteration of its Notice of Articles in order to change its name.

9.4 Other Alterations

If the Business Corporations Act does not specify the type of resolution and these Articles do not specify another type of resolution, the Company may by special resolution alter these Articles.

10. Meetings of Shareholders

10.1 Annual General Meetings

Unless an annual general meeting is deferred or waived in accordance with the Business Corporations Act, the Company must hold its first annual general meeting within 18 months after the date on which it was incorporated or otherwise recognized, and thereafter must hold an annual general meeting at least once in each calendar year and not more than 15 months after the last annual reference date at such time and place as may be determined by the directors.

Page - 57

10.2 Consent Resolution Instead of Meeting of Shareholders

If all the shareholders who are entitled to vote at an annual general meeting consent by a unanimous resolution under the Business Corporations Act to all of the business that is required to be transacted at that annual general meeting, the annual general meeting is deemed to have been held on the date of the unanimous resolution. The shareholders must, in any unanimous resolution passed under this Article 10.2, select as the Company’s annual reference date a date that would be appropriate for the holding of the applicable annual general meeting.

10.3 Calling of Meetings of Shareholders

The directors may, whenever they think fit, call a meeting of shareholders.

10.4 Notice for Meetings of Shareholders

The Company must send notice of the date, time and location of any meeting of shareholders, in the manner provided in these Articles, or in such other manner, if any, as may be prescribed by directors’ resolution (whether previous notice of the resolution has been given or not), to each shareholder entitled to attend the meeting, to each director and to the auditor of the Company, unless these Articles otherwise provide, at least the following number of days before the meeting:

(1) if and for so long as the Company is a public company, 21 days;

(2) otherwise, 10 days.

10.5 Record Date for Notice

The directors may set a date as the record date for the purpose of determining shareholders entitled to notice of any meeting of shareholders. The record date must not precede the date on which the meeting is to be held by more than two months or, in the case of a general meeting requisitioned by shareholders under the Business Corporations Act, by more than four months. The record date must not precede the date on which the meeting is held by fewer than:

(1) if and for so long as the Company is a public company, 21 days;

(2) otherwise, 10 days.

If no record date is set, the record date is 5 p.m. on the day immediately preceding the first date on which the notice is sent or, if no notice is sent, the beginning of the meeting.

10.6 Record Date for Voting

The directors may set a date as the record date for the purpose of determining shareholders entitled to vote at any meeting of shareholders. The record date must not precede the date on which the meeting is to be held by more than two months or, in the case of a general meeting requisitioned by shareholders under the Business Corporations Act, by more than four months. If no record date is set, the record date is 5 p.m. on the day immediately preceding the first date on which the notice is sent or, if no notice is sent, the beginning of the meeting.

10.7 Failure to Give Notice and Waiver of Notice

The accidental omission to send notice of any meeting to, or the non-receipt of any notice by, any of the persons entitled to notice does not invalidate any proceedings at that meeting. Any person entitled to notice of a meeting of shareholders may, in writing or otherwise, waive or reduce the period of notice of such meeting.

Page - 58

10.8 Notice of Special Business at Meetings of Shareholders

If a meeting of shareholders is to consider special business within the meaning of Article 11.1, the notice of meeting must:

(1) state the general nature of the special business; and

(2) if the special business includes considering, approving, ratifying, adopting or authorizing any document or the signing of or giving of effect to any document, have attached to it a copy of the document or state that a copy of the document will be available for inspection by shareholders:

(a) at the Company’s records office, or at such other reasonably accessible location in British Columbia as is specified in the notice; and

(b) during statutory business hours on any one or more specified days before the day set for the holding of the meeting.

11. Proceedings at Meetings of Shareholders

11.1 Special Business

At a meeting of shareholders, the following business is special business:

(1) at a meeting of shareholders that is not an annual general meeting, all business is special business except business relating to the conduct of or voting at the meeting;

(2) at an annual general meeting, all business is special business except for the following:

(a) business relating to the conduct of or voting at the meeting;

(b) consideration of any financial statements of the Company presented to the meeting;

(c) consideration of any reports of the directors or auditor;

(d) the setting or changing of the number of directors;

(e) the election or appointment of directors;

(f) the appointment of an auditor;

(g) the setting of the remuneration of an auditor;

(h) business arising out of a report of the directors not requiring the passing of a special resolution or an exceptional resolution;

(i) any other business which, under these Articles or the Business Corporations Act, may be transacted at a meeting of shareholders without prior notice of the business being given to the shareholders.

11.2 Majority Required for a Special Resolution

The majority of votes required for the Company to pass a special resolution at a meeting of shareholders is two-thirds of the votes cast on the resolution.

Page - 59

11.3 Quorum

Subject to the special rights and restrictions attached to the shares of any class or series of shares, the quorum for the transaction of business at a meeting of shareholders is one person who is a shareholder, or who is otherwise permitted to vote shares of the Company at a meeting of shareholders pursuant to these articles, present in person or by proxy.

11.4 Other Persons May Attend

The directors, the president (if any), the secretary (if any), the assistant secretary (if any), any solicitor for the Company, the auditor of the Company and any other persons invited by the directors are entitled to attend any meeting of shareholders, but if any of those persons does attend a meeting of shareholders, that person is not to be counted in the quorum and is not entitled to vote at the meeting unless that person is a shareholder or proxy holder entitled to vote at the meeting.

11.5 Requirement of Quorum

No business, other than the election of a chair of the meeting and the adjournment of the meeting, may be transacted at any meeting of shareholders unless a quorum of shareholders entitled to vote is present at the commencement of the meeting, but such quorum need not be present throughout the meeting.

11.6 Lack of Quorum

If, within one-half hour from the time set for the holding of a meeting of shareholders, a quorum is not present:

(1) in the case of a general meeting requisitioned by shareholders, the meeting is dissolved, and

(2) in the case of any other meeting of shareholders, the meeting stands adjourned to the same day in the next week at the same time and place.

11.7 Lack of Quorum at Succeeding Meeting

If, at the meeting to which the meeting referred to in Article 11.6(2) was adjourned, a quorum is not present within one-half hour from the time set for the holding of the meeting, the person or persons present and being, or representing by proxy, one or more shareholders entitled to attend and vote at the meeting constitute a quorum.

11.8 Chair

The following individuals are entitled to preside as chair at a meeting of shareholders:

(1) the chair of the board, if any; or

(2) if no chair of the board exists or is present and willing to act as chair of the meeting, the president of the Company; or

(3) if the chair of the board, and the president of the Company are absent or unwilling to act as chair of the meeting, the solicitor of the Company.

11.9	Selection of Alternate Chair

If, at any meeting of shareholders, there is no chair of the board or president present within 15 minutes after the time set for holding the meeting, or if the chair of the board and the president are unwilling to act as chair of the meeting, or if the chair of the board and the president have advised the secretary, if any, or any director present at the meeting, that they will not be present at the meeting, and the solicitor of the Company is absent or unwilling to act as chair of the meeting, the directors present must choose one of their number to be chair of the meeting or if all of the directors present decline to take the chair or fail to so choose or if no director is present, the shareholders entitled to vote at the meeting who are present in person or by proxy may choose any person present at the meeting to chair the meeting.

Page - 60

11.10	Adjournments

The chair of a meeting of shareholders may, and if so directed by the meeting must, adjourn the meeting from time to time and from place to place, but no business may be transacted at any adjourned meeting other than the business left unfinished at the meeting from which the adjournment took place.

11.11	Notice of Adjourned Meeting

It is not necessary to give any notice of an adjourned meeting or of the business to be transacted at an adjourned meeting of shareholders except that, when a meeting is adjourned for 30 days or more, notice of the adjourned meeting must be given as in the case of the original meeting.

11.12	Decisions by Show of Hands, Verbal Statements, or Poll

Subject to the Business Corporations Act, every motion put to a vote at a meeting of shareholders will be decided on a show of hands unless a poll, before or on the declaration of the result of the vote by show of hands, is directed by the chair or demanded by at least one shareholder entitled to vote who is present in person or by proxy. In determining the result of a vote by show of hands, shareholders present by telephone or other communications medium in which all shareholders and proxy holders entitled to attend and participate in voting at the meeting are able to communicate with each other, may indicate their vote verbally or, otherwise in such manner as clearly evidences their vote and is accepted by the chair of the meeting.

11.13	Declaration of Result

The chair of a meeting of shareholders must declare to the meeting the decision on every question in accordance with the result of the show of hands or the poll, as the case may be, and that decision must be entered in the minutes of the meeting. A declaration of the chair that a resolution is carried by the necessary majority or is defeated is, unless a poll is directed by the chair or demanded under Article 11.12, conclusive evidence without proof of the number or proportion of the votes recorded in favour of or against the resolution.

11.14	Motion Need Not be Seconded

No motion proposed at a meeting of shareholders need be seconded unless the chair of the meeting rules otherwise, and the chair of any meeting of shareholders is entitled to propose or second a motion.

11.15	Casting Vote

In case of an equality of votes either on a show of hands or on a poll, the chair of a meeting of shareholders will have a second or casting vote in addition to the vote or votes to which the chair may be entitled as a shareholder.

11.16	Manner of Taking Poll

Subject to Article 11.18, if a poll is duly demanded at a meeting of shareholders:

(1) the poll must be taken:

(a) at the meeting, or within seven days after the date of the meeting, as the chair of the meeting directs; and

(b) in the manner, at the time and at the place that the chair of the meeting directs;

(2) the result of the poll is deemed to be the decision of the meeting at which the poll is demanded; and

Page - 61

(3) the demand for the poll may be withdrawn by the person who demanded it.

11.17	Demand for Poll on Adjournment

A poll demanded at a meeting of shareholders on a question of adjournment must be taken immediately at the meeting.

11.18	Chair Must Resolve Dispute

In the case of any dispute as to the admission or rejection of a vote given on a poll, the chair of the meeting must determine the dispute, and his or her determination made in good faith is final and conclusive.

11.19	Casting of Votes

On a poll, a shareholder entitled to more than one vote need not cast all the votes in the same way.

11.20	Demand for Poll

No poll may be demanded in respect of the vote by which a chair of a meeting of shareholders is elected.

11.21	Demand for Poll Not to Prevent Continuance of Meeting

The demand for a poll at a meeting of shareholders does not, unless the chair of the meeting so rules, prevent the continuation of a meeting for the transaction of any business other than the question on which a poll has been demanded.

11.22	Retention of Ballots and Proxies

The Company must, for at least three months after a meeting of shareholders, keep each ballot cast on a poll and each proxy voted at the meeting, and, during that period, make them available for inspection during normal business hours by any shareholder or proxyholder entitled to vote at the meeting. At the end of such three month period, the Company may destroy such ballots and proxies.

12. Votes of Shareholders

12.1 Number of Votes by Shareholder or by Shares

Subject to any special rights or restrictions attached to any shares and to the restrictions imposed on joint shareholders under Article 12.3:

(1) on a vote by show of hands, every person present who is a shareholder or proxy holder and entitled to vote on the matter has one vote; and

(2) on a poll, every shareholder entitled to vote on the matter has one vote in respect of each share entitled to be voted on the matter and held by that shareholder and may exercise that vote either in person or by proxy.

12.2 Votes of Persons in Representative Capacity

A person who is not a shareholder may vote at a meeting of shareholders, whether on a show of hands or on a poll, and may appoint a proxy holder to act at the meeting, if, before doing so, the person satisfies the chair of the meeting, or the directors, that the person is a legal personal representative or a trustee in bankruptcy for a shareholder who is entitled to vote at the meeting.

Page - 62

12.3 Votes by Joint Holders

If there are joint shareholders registered in respect of any share:

(1) any one of the joint shareholders may vote at any meeting, either personally or by proxy, in respect of the share as if that joint shareholder were solely entitled to it; or

(2) if more than one of the joint shareholders is present at any meeting, personally or by proxy, and more than one of them votes in respect of that share, then only the vote of the joint shareholder present whose name stands first on the central securities register in respect of the share will be counted.

12.4 Legal Personal Representatives as Joint Shareholders

Two or more legal personal representatives of a shareholder in whose sole name any share is registered are, for the purposes of Article 12.3, deemed to be joint shareholders.

12.5 Representative of a Corporate Shareholder

If a corporation, that is not a subsidiary of the Company, is a shareholder, that corporation may appoint a person to act as its representative at any meeting of shareholders of the Company, and:

(1) for that purpose, the instrument appointing a representative must:

(a) be received at the registered office of the Company or at any other place specified, in the notice calling the meeting, for the receipt of proxies, at least the number of business days specified in the notice for the receipt of proxies, or if no number of days is specified, two business days before the day set for the holding of the meeting; or

(b) be provided, at the meeting, to the chair of the meeting or to a person designated by the chair of the meeting;

(2) if a representative is appointed under this Article 12.5:

(a) the representative is entitled to exercise in respect of and at that meeting the same rights on behalf of the corporation that the representative represents as that corporation could exercise if it were a shareholder who is an individual, including, without limitation, the right to appoint a proxy holder; and

(b) the representative, if present at the meeting, is to be counted for the purpose of forming a quorum and is deemed to be a shareholder present in person at the meeting.

Evidence of the appointment of any such representative may be sent to the Company by written instrument, fax or any other method of transmitting legibly recorded messages.

12.6 Proxy Provisions Do Not Apply to All Companies

Articles 12.7 to 12.15 do not apply to the Company if and for so long as it is a public company or a pre-existing reporting company which has the Statutory Reporting Company Provisions as part of its Articles or to which the Statutory Reporting Company Provisions apply.

12.7 Appointment of Proxy Holders

Every shareholder of the Company, including a corporation that is a shareholder but not a subsidiary of the Company, entitled to vote at a meeting of shareholders of the Company may, by proxy, appoint one or more (but not more than five) proxy holders to attend and act at the meeting in the manner, to the extent and with the powers conferred by the proxy.

Page - 63

12.8 Alternate Proxy Holders

A shareholder may appoint one or more alternate proxy holders to act in the place of an absent proxy holder.

12.9 When Proxy Holder Need Not Be Shareholder

A person who is appointed as a proxy holder need not be a shareholder of the Company.

12.10	Deposit of Proxy

A proxy for a meeting of shareholders must:

(1) be received at the registered office of the Company or at any other place specified, in the notice calling the meeting, for the receipt of proxies, at least the number of business days specified in the notice, or if no number of days is specified, two business days before the day set for the holding of the meeting; or

(2) unless the notice provides otherwise, be provided, at the meeting, to the chair of the meeting or to a person designated by the chair of the meeting.

A proxy may be sent to the Company by written instrument, fax or any other method of transmitting legibly recorded messages.

12.11	Validity of Proxy Vote

A vote given in accordance with the terms of a proxy is valid notwithstanding the death or incapacity of the shareholder giving the proxy and despite the revocation of the proxy or the revocation of the authority under which the proxy is given, unless notice in writing of that death, incapacity or revocation is received:

(1) at the registered office of the Company, at any time up to and including the last business day before the day set for the holding of the meeting at which the proxy is to be used; or

(2) by the chair of the meeting, before the vote is taken.

12.12	Form of Proxy

A proxy, whether for a specified meeting or otherwise, must be either in the following form or in any other form approved by the directors or the chair of the meeting:

[name of company]

(the “Company”)

The undersigned, being a shareholder of the Company, hereby appoints [name] or, failing that person, [name], as proxy holder for the undersigned to attend, act and vote for and on behalf of the undersigned at the meeting of shareholders of the Company to be held on [month, day, year] and at any adjournment of that meeting.

Number of shares in respect of which this proxy is given (if no number is specified, then this proxy if given in respect of all shares registered in the name of the shareholder): _____________________

Signed [month, day, year]
                                    ___________________________
[Signature of shareholder]
                                     ___________________________
[Name of shareholder—printed]

Page - 64

12.13	Revocation of Proxy

Subject to Article 12.14, every proxy may be revoked by an instrument in writing that is:

(1) received at the registered office of the Company at any time up to and including the last business day before the day set for the holding of the meeting at which the proxy is to be used; or

(2) provided, at the meeting, to the chair of the meeting.

12.14	Revocation of Proxy Must Be Signed

An instrument referred to in Article 12.13 must be signed as follows:

(1) if the shareholder for whom the proxy holder is appointed is an individual, the instrument must be signed by the shareholder or his or her legal personal representative or trustee in bankruptcy;

(2) if the shareholder for whom the proxy holder is appointed is a corporation, the instrument must be signed by the corporation or by a representative appointed for the corporation under Article 12.5.

12.15	Production of Evidence of Authority to Vote

The chair of any meeting of shareholders may, but need not, inquire into the authority of any person to vote at the meeting and may, but need not, demand from that person production of evidence as to the existence of the authority to vote.

13. Directors

13.1 First Directors; Number of Directors

If the Company is not a pre-existing company under the Business Corporations Act, the first directors are the persons designated as directors of the Company in the Notice of Articles that applies to the Company when it is recognized under the Business Corporations Act. The number of directors, excluding additional directors appointed under Article 14.8, is set at:

(1) subject to paragraphs (2) and (3), the number of directors that is equal to the number of the Company’s first directors if applicable;

(2) if the Company is a public company, the greater of three and the most recently set of:

(a) the number of directors set by ordinary resolution (whether or not previous notice of the resolution was given); and

(b) the number of directors set under Article 14.4;

(3) if the Company is not a public company, the most recently set of:

(a) the number of directors set by ordinary resolution (whether or not previous notice of the resolution was given); and

(b) the number of directors set under Article 14.4.

13.2 Change in Number of Directors

If the number of directors is set under Articles 13.1(2)(a) or 13.1(3)(a):

(1) the shareholders may contemporaneously elect or appoint the directors up to that number;

Page - 65

(2) and if the shareholders do not contemporaneously elect or appoint the number of directors set resulting in vacancies, then the directors may appoint, or failing which the shareholders may elect or appoint, directors to fill those vacancies.

13.3 Directors’ Acts Valid Despite Vacancy

An act or proceeding of the directors is not invalid merely because fewer than the number of directors set or otherwise required under these Articles is in office.

13.4 Qualifications of Directors

A director is not required to hold a share in the capital of the Company as qualification for his or her office but must be qualified as required by the Business Corporations Act to become, act or continue to act as a director.

13.5 Remuneration of Directors

The directors are entitled to the remuneration for acting as directors, if any, as the directors may from time to time determine. If the directors so decide, the remuneration of the directors, if any, will be determined by the shareholders. That remuneration may be in addition to any salary or other remuneration paid to any officer or employee of the Company as such, who is also a director.

13.6 Reimbursement of Expenses of Directors

The Company must reimburse each director for the reasonable expenses that he or she may incur in and about the business of the Company.

13.7 Special Remuneration for Directors

If any director performs any professional or other services for the Company that in the opinion of the directors are outside the ordinary duties of a director, or if any director is otherwise specially occupied in or about the Company’s business, he or she may be paid remuneration fixed by the directors, or, at the option of that director, fixed by ordinary resolution, and such remuneration may be either in addition to, or in substitution for, any other remuneration that he or she may be entitled to receive.

13.8 Gratuity, Pension or Allowance on Retirement of Director

Unless otherwise determined by ordinary resolution, the directors on behalf of the Company may pay a gratuity or pension or allowance on retirement to any director who has held any salaried office or place of profit with the Company or to his or her spouse or dependants and may make contributions to any fund and pay premiums for the purchase or provision of any such gratuity, pension or allowance.

14. Election and Removal of Directors

14.1 Election at Annual General Meeting

At every annual general meeting and in every unanimous resolution contemplated by Article 10.2:

(1) the shareholders entitled to vote at the annual general meeting for the election of directors must elect, or in the unanimous resolution appoint, a board of directors consisting of the number of directors set under these Articles from time to time; and

(2) all the directors cease to hold office immediately before the election or appointment of directors under paragraph (1), but are eligible for re-election or re-appointment.

Page - 66

14.2 Consent to be a Director

No election, appointment or designation of an individual as a director is valid unless:

(1) that individual consents to be a director in the manner provided for in the Business Corporations Act;

(2) that individual is elected or appointed at a meeting at which the individual is present and the individual does not refuse, at the meeting, to be a director; or

(3) with respect to first directors, the designation is otherwise valid under the Business Corporations Act.

14.3 Failure to Elect or Appoint Directors

If:

(1) the Company fails to hold an annual general meeting, and all the shareholders who are entitled to vote at an annual general meeting fail to pass the unanimous resolution contemplated by Article 10.2, on or before the date by which the annual general meeting is required to be held under the Business Corporations Act; or

(2) the shareholders fail, at the annual general meeting or in the unanimous resolution contemplated by Article 10.2, to elect or appoint any directors;

then each director then in office continues to hold office until the earlier of:

(3) the date on which his or her successor is elected or appointed; and

(4) the date on which he or she otherwise ceases to hold office under the Business Corporations Act or these Articles.

14.4 Places of Retiring Directors Not Filled

If, at any meeting of shareholders at which there should be an election of directors, the places of any of the retiring directors are not filled by that election, those retiring directors who are not re-elected and who are asked by the newly elected directors to continue in office will, if willing to do so, continue in office to complete the number of directors for the time being set pursuant to these Articles until further new directors are elected at a meeting of shareholders convened for that purpose. If any such election or continuance of directors does not result in the election or continuance of the number of directors for the time being set pursuant to these Articles, the number of directors of the Company is deemed to be set at the number of directors actually elected or continued in office.

14.5 Directors May Fill Casual Vacancies

Any casual vacancy occurring in the board of directors may be filled by the directors.

14.6 Remaining Directors Power to Act

The directors may act notwithstanding any vacancy in the board of directors, but if the Company has fewer directors in office than the number set pursuant to these Articles as the quorum of directors, the directors may only act for the purpose of appointing directors up to that number or of summoning a meeting of shareholders for the purpose of filling any vacancies on the board of directors or, subject to the Business Corporations Act, for any other purpose.

14.7 Shareholders May Fill Vacancies

If the Company has no directors or fewer directors in office than the number set pursuant to these Articles as the quorum of directors, then failing the filling of any vacancies as set forth in Article 14.6, the shareholders may elect or appoint directors to fill any vacancies on the board of directors.

Page - 67

14.8 Additional Directors

Notwithstanding Articles 13.1 and 13.2, between annual general meetings or resolutions contemplated by Article 10.2, the directors may appoint one or more additional directors, but the number of additional directors appointed under this Article 14.8 must not at any time exceed:

(1) one-third of the number of first directors, if, at the time of the appointments, one or more of the first directors have not yet completed their first term of office; or

(2) in any other case, one-third of the number of the current directors who were elected or appointed as directors other than under this Article 14.8.

Any director so appointed ceases to hold office immediately before the next election or appointment of directors under Article 14.1(1), but is eligible for re-election or re-appointment.

14.9 Ceasing to be a Director

A director ceases to be a director when:

(1) the term of office of the director expires;

(2) the director dies;

(3) the director resigns as a director by notice in writing provided to the Company or a solicitor for the Company; or

(4) the director is removed from office pursuant to Articles 14.10 or 14.11.

14.10	Removal of Director by Shareholders

The Company may remove any director before the expiration of his or her term of office by special resolution. In that event, the shareholders may elect, or appoint by ordinary resolution, a director to fill the resulting vacancy. If the shareholders do not elect or appoint a director to fill the resulting vacancy contemporaneously with the removal, then the directors may appoint or the shareholders may elect, or appoint by ordinary resolution, a director to fill that vacancy.

14.11	Removal of Director by Directors

The directors may remove any director before the expiration of his or her term of office if the director is convicted of an indictable offence, or if the director ceases to be qualified to act as a director of a company and does not promptly resign, and the directors may appoint a director to fill the resulting vacancy.

15. Alternate Directors

15.1 Appointment of Alternate Director

Any director (an “appointor”) may by notice in writing received by the Company appoint any person (an “appointee”) who is qualified to act as a director to be his or her alternate to act in his or her place at meetings of the directors or committees of the directors at which the appointor is not present unless (in the case of an appointee who is not a director) the directors have reasonably disapproved the appointment of such person as an alternate director and have given notice to that effect to his or her appointor within a reasonable time after the notice of appointment is received by the Company.

Page - 68

15.2 Notice of Meetings

Every alternate director so appointed is entitled to notice of meetings of the directors and of committees of the directors of which his or her appointor is a member and to attend and vote as a director at any such meetings at which his or her appointor is not present.

15.3 Alternate for More Than One Director Attending Meetings

A person may be appointed as an alternate director by more than one director, and an alternate director:

(1) will be counted in determining the quorum for a meeting of directors once for each of his or her appointors and, in the case of an appointee who is also a director, once more in that capacity;

(2) has a separate vote at a meeting of directors for each of his or her appointors and, in the case of an appointee who is also a director, an additional vote in that capacity;

(3) will be counted in determining the quorum for a meeting of a committee of directors once for each of his or her appointors who is a member of that committee and, in the case of an appointee who is also a member of that committee as a director, once more in that capacity;

(4) has a separate vote at a meeting of a committee of directors for each of his or her appointors who is a member of that committee and, in the case of an appointee who is also a member of that committee as a director, an additional vote in that capacity.

15.4 Consent Resolutions

Every alternate director, if authorized by the notice appointing him or her, may sign in place of his or her appointor any resolutions to be consented to in writing.

15.5 Alternate Director Not an Agent

Every alternate director is deemed not to be the agent of his or her appointor.

15.6 Revocation of Appointment of Alternate Director

An appointor may at any time, by notice in writing received by the Company, revoke the appointment of an alternate director appointed by him or her.

15.7 Ceasing to be an Alternate Director

The appointment of an alternate director ceases when:

(1) his or her appointor ceases to be a director and is not promptly re-elected or re-appointed;

(2) the alternate director dies;

(3) the alternate director resigns as an alternate director by notice in writing provided to the Company or a solicitor for the Company;

(4) the alternate director ceases to be qualified to act as a director; or

(5) his or her appointor revokes the appointment of the alternate director.

Page - 69

15.8 Remuneration and Expenses of Alternate Director

The Company may reimburse an alternate director for the reasonable expenses that would be properly reimbursed if he or she were a director, and the alternate director is entitled to receive from the Company such proportion, if any, of the remuneration otherwise payable to the appointor as the appointor may from time to time direct.

16. Powers and Duties of Directors

16.1 Powers of Management

The directors must, subject to the Business Corporations Act and these Articles, manage or supervise the management of the business and affairs of the Company and have the authority to exercise all such powers of the Company as are not, by the Business Corporations Act or by these Articles, required to be exercised by the shareholders of the Company.

16.2 Appointment of Attorney of Company

The directors may from time to time, by power of attorney or other instrument, under seal if so required by law, appoint any person to be the attorney of the Company for such purposes, and with such powers, authorities and discretions (not exceeding those vested in or exercisable by the directors under these Articles and excepting the power to fill vacancies in the board of directors, to remove a director, to change the membership of, or fill vacancies in, any committee of the directors, to appoint or remove officers appointed by the directors and to declare dividends) and for such period, and with such remuneration and subject to such conditions as the directors may think fit. Any such power of attorney may contain such provisions for the protection or convenience of persons dealing with such attorney as the directors think fit. Any such attorney may be authorized by the directors to sub-delegate all or any of the powers, authorities and discretions for the time being vested in him or her.

17. Disclosure of Interest of Directors

17.1 Obligation to Account for Profits

A director or senior officer who holds a disclosable interest (as that term is used in the Business Corporations Act) in a contract or transaction into which the Company has entered or proposes to enter is liable to account to the Company for any profit that accrues to the director or senior officer under or as a result of the contract or transaction only if and to the extent provided in the Business Corporations Act.

17.2 Restrictions on Voting by Reason of Interest

A director who holds a disclosable interest in a contract or transaction into which the Company has entered or proposes to enter is not entitled to vote on any directors’ resolution to approve that contract or transaction, unless all the directors have a disclosable interest in that contract or transaction, in which case any or all of those directors may vote on such resolution.

17.3 Interested Director Counted in Quorum

A director who holds a disclosable interest in a contract or transaction into which the Company has entered or proposes to enter and who is present at the meeting of directors at which the contract or transaction is considered for approval may be counted in the quorum at the meeting whether or not the director votes on any or all of the resolutions considered at the meeting.

17.4 Disclosure of Conflict of Interest or Property

A director or senior officer who holds any office or possesses any property, right or interest that could result, directly or indirectly, in the creation of a duty or interest that materially conflicts with that individual’s duty or interest as a director or senior officer, must disclose the nature and extent of the conflict as required by the Business Corporations Act.

Page - 70

17.5 Director Holding Other Office in the Company

A director may hold any office or place of profit with the Company, other than the office of auditor of the Company, in addition to his or her office of director for the period and on the terms (as to remuneration or otherwise) that the directors may determine.

17.6 No Disqualification

No director or intended director is disqualified by his or her office from contracting with the Company either with regard to the holding of any office or place of profit the director holds with the Company or as vendor, purchaser or otherwise, and no contract or transaction entered into by or on behalf of the Company in which a director is in any way interested is liable to be voided for that reason.

17.7 Professional Services by Director or Officer

Subject to the Business Corporations Act, a director or officer, or any person in which a director or officer has an interest, may act in a professional capacity for the Company, except as auditor of the Company, and the director or officer or such person is entitled to remuneration for professional services as if that director or officer were not a director or officer.

17.8 Director or Officer in Other Corporations

A director or officer may be or become a director, officer or employee of, or otherwise interested in, any person in which the Company may be interested as a shareholder or otherwise, and, subject to the Business Corporations Act, the director or officer is not accountable to the Company for any remuneration or other benefits received by him or her as director, officer or employee of, or from his or her interest in, such other person.

18. Proceedings of Directors

18.1 Meetings of Directors

The directors may meet together for the conduct of business, adjourn and otherwise regulate their meetings as they think fit, and meetings of the directors held at regular intervals may be held at the place, at the time and on the notice, if any, as the directors may from time to time determine.

18.2 Voting at Meetings

Questions arising at any meeting of directors are to be decided by a majority of votes and, in the case of an equality of votes, the chair of the meeting does not have a second or casting vote.

18.3 Chair of Meetings

The following individual is entitled to preside as chair at a meeting of directors:

(1) the chair of the board, if any;

(2) in the absence of the chair of the board, the president, if any, if the president is a director; or

(3) any other director chosen by the directors if:

(a) neither the chair of the board nor the president, if a director, is present at the meeting within 15 minutes after the time set for holding the meeting;

(b) neither the chair of the board nor the president, if a director, is willing to chair the meeting; or

Page - 71

(c) the chair of the board and the president, if a director, have advised the secretary, if any, or any other director, that they will not be present at the meeting.

18.4 Meetings by Telephone or Other Communications Medium

A director may participate in a meeting of the directors or of any committee of the directors in person or by telephone if all directors participating in the meeting, whether in person or by telephone or other communications medium, are able to communicate with each other. A director may participate in a meeting of the directors or of any committee of the directors by a communications medium other than telephone if all directors participating in the meeting, whether in person or by telephone or other communications medium, are able to communicate with each other and if all directors who wish to participate in the meeting agree to such participation. A director who participates in a meeting in a manner contemplated by this Article 18.4 is deemed for all purposes of the Business Corporations Act and these Articles to be present at the meeting and to have agreed to participate in that manner.

18.5 Calling of Meetings

A director may, and the president, secretary or an assistant secretary of the Company, if any, on the request of a director must, call a meeting of the directors at any time.

18.6 Notice of Meetings

Other than for meetings held at regular intervals as determined by the directors pursuant to Article 18.1, reasonable notice of each meeting of the directors, specifying the place, day and time of that meeting must be given to each of the directors and the alternate directors by any method set out in Article 24.1 or orally or by telephone.

18.7 When Notice Not Required

It is not necessary to give notice of a meeting of the directors to a director or an alternate director if:

(1) the meeting is to be held immediately following a meeting of shareholders at which that director was elected or appointed, or is the meeting of the directors at which that director is appointed; or

(2) the director or alternate director, as the case may be, has waived notice of the meeting.

18.8 Meeting Valid Despite Failure to Give Notice

The accidental omission to give notice of any meeting of directors to, or the non-receipt of any notice by, any director or alternate director, does not invalidate any proceedings at that meeting.

18.9 Waiver of Notice of Meetings

Any director or alternate director may send to the Company a document signed by him or her waiving notice of any past, present or future meeting or meetings of the directors and may at any time withdraw that waiver with respect to meetings held after that withdrawal. After sending a waiver with respect to all future meetings and until that waiver is withdrawn, no notice of any meeting of the directors need be given to that director and, unless the director otherwise requires by notice in writing to the Company, to his or her alternate director, and all meetings of the directors so held are deemed not to be improperly called or constituted by reason of notice not having been given to such director or alternate director.

18.10	Quorum

The quorum necessary for the transaction of the business of the directors may be set by the directors and, if not so set, is deemed to be set at a majority of the directors then in office or, if the number of directors is set at one, is deemed to be set at one director, and that director may constitute a meeting.

Page - 72

18.11	Validity of Acts Where Appointment Defective

Subject to the Business Corporations Act, an act of a director or officer is not invalid merely because of an irregularity in the election or appointment or a defect in the qualification of that director or officer.

18.12	Consent Resolutions in Writing

A resolution of the directors or of any committee of the directors consented to in writing by all of the directors entitled to vote on it, whether by signed document, fax, email or any other method of transmitting legibly recorded messages, is as valid and effective as if it had been passed at a meeting of the directors or of the committee of the directors duly called and held. Such resolution may be in two or more counterparts which together are deemed to constitute one resolution in writing. A resolution passed in that manner is effective on the date stated in the resolution or on the latest date stated on any counterpart. A resolution of the directors or of any committee of the directors passed in accordance with this Article 18.12 is deemed to be a proceeding at a meeting of directors or of the committee of the directors and to be as valid and effective as if it had been passed at a meeting of the directors or of the committee of the directors that satisfies all the requirements of the Business Corporations Act and all the requirements of these Articles relating to meetings of the directors or of a committee of the directors.

19. Executive and Other Committees

19.1 Appointment and Powers of Executive Committee

The directors may, by resolution, appoint an executive committee consisting of the director or directors that they consider appropriate, and this committee has, during the intervals between meetings of the board of directors, all of the directors’ powers, except:

(1) the power to fill vacancies in the board of directors;

(2) the power to remove a director;

(3) the power to change the membership of, or fill vacancies in, any committee of the directors; and

(4) such other powers, if any, as may be set out in the resolution or any subsequent directors’ resolution.

19.2 Appointment and Powers of Other Committees

The directors may, by resolution:

(1) appoint one or more committees (other than the executive committee) consisting of the director or directors that they consider appropriate;

(2) delegate to a committee appointed under paragraph (1) any of the directors’ powers, except:

(a) the power to fill vacancies in the board of directors;

(b) the power to remove a director;

(c) the power to change the membership of, or fill vacancies in, any committee of the directors; and

(d) the power to appoint or remove officers appointed by the directors; and

Page - 73

(3) make any delegation referred to in paragraph (2) subject to the conditions set out in the resolution or any subsequent directors’ resolution.

19.3 Obligations of Committees

Any committee appointed under Articles 19.1 or 19.2, in the exercise of the powers delegated to it, must:

(1) conform to any rules that may from time to time be imposed on it by the directors; and

(2) report every act or thing done in exercise of those powers at such times as the directors may require.

19.4 Powers of Board

The directors may, at any time, with respect to a committee appointed under Articles 19.1 or 19.2:

(1) revoke or alter the authority given to the committee, or override a decision made by the committee, except as to acts done before such revocation, alteration or overriding;

(2) terminate the appointment of, or change the membership of, the committee; and

(3) fill vacancies in the committee.

19.5 Committee Meetings

Subject to Article 19.3(1) and unless the directors otherwise provide in the resolution appointing the committee or in any subsequent resolution, with respect to a committee appointed under Articles 19.1 or 19.2:

(1) the committee may meet and adjourn as it thinks proper;

(2) the committee may elect a chair of its meetings but, if no chair of a meeting is elected, or if at a meeting the chair of the meeting is not present within 15 minutes after the time set for holding the meeting, the directors present who are members of the committee may choose one of their number to chair the meeting;

(3) a majority of the members of the committee constitutes a quorum of the committee; and

(4) questions arising at any meeting of the committee are determined by a majority of votes of the members present, and in case of an equality of votes, the chair of the meeting does not have a second or casting vote.

20. Officers

20.1 Directors May Appoint Officers

The directors may, from time to time, appoint such officers, if any, as the directors determine and the directors may, at any time, terminate any such appointment.

20.2 Functions, Duties and Powers of Officers

The directors may, for each officer:

(1) determine the functions and duties of the officer;

(2) entrust to and confer on the officer any of the powers exercisable by the directors on such terms and conditions and with such restrictions as the directors think fit; and

(3) revoke, withdraw, alter or vary all or any of the functions, duties and powers of the officer.

Page - 74

20.3 Qualifications

No officer may be appointed unless that officer is qualified in accordance with the Business Corporations Act. One person may hold more than one position as an officer of the Company. Any person appointed as the chair of the board or as a managing director must be a director. Any other officer need not be a director.

20.4 Remuneration and Terms of Appointment

All appointments of officers are to be made on the terms and conditions and at the remuneration (whether by way of salary, fee, commission, participation in profits or otherwise) that the directors thinks fit and are subject to termination at the pleasure of the directors, and an officer may in addition to such remuneration be entitled to receive, after he or she ceases to hold such office or leaves the employment of the Company, a pension or gratuity.

21. Indemnification

21.1 Definitions

In this Article 21:

(1) “eligible penalty” means a judgment, penalty or fine awarded or imposed in, or an amount paid in settlement of, an eligible proceeding;

(2) “eligible proceeding” means a legal proceeding or investigative action, whether current, threatened, pending or completed, in which a director, former director or alternate director of the Company (an “eligible party”) or any of the heirs and legal personal representatives of the eligible party, by reason of the eligible party being or having been a director or alternate director of the Company:

(a) is or may be joined as a party; or

(b) is or may be liable for or in respect of a judgment, penalty or fine in, or expenses related to, the proceeding;

(3) “expenses” has the meaning set out in the Business Corporations Act.

21.2 Mandatory Indemnification of Directors and Former Directors

Subject to the Business Corporations Act, the Company must indemnify a director, former director or alternate director of the Company and his or her heirs and legal personal representatives against all eligible penalties to which such person is or may be liable, and the Company must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding. Each director and alternate director is deemed to have contracted with the Company on the terms of the indemnity contained in this Article 21.2.

21.3 Indemnification of Other Persons

Subject to any restrictions in the Business Corporations Act, the Company may indemnify any person.

21.4 Non-Compliance with Business Corporations Act

The failure of a director, alternate director or officer of the Company to comply with the Business Corporations Act or these Articles does not invalidate any indemnity to which he or she is entitled under this Part.

21.5 Company May Purchase Insurance

The Company may purchase and maintain insurance for the benefit of any person (or his or her heirs or legal personal representatives) who:

Page - 75

(1) is or was a director, alternate director, officer, employee or agent of the Company;

(2) is or was a director, alternate director, officer, employee or agent of a corporation at a time when the corporation is or was an affiliate of the Company;

(3) at the request of the Company, is or was a director, alternate director, officer, employee or agent of a corporation or of a partnership, trust, joint venture or other unincorporated entity;

(4) at the request of the Company, holds or held a position equivalent to that of a director, alternate director or officer of a partnership, trust, joint venture or other unincorporated entity;

against any liability incurred by him or her as such director, alternate director, officer, employee or agent or person who holds or held such equivalent position.

22. Dividends

22.1 Payment of Dividends Subject to Special Rights

The provisions of this Article 22 are subject to the rights, if any, of shareholders holding shares with special rights as to dividends.

22.2 Declaration of Dividends

Subject to the Business Corporations Act, the directors may from time to time declare and authorize payment of such dividends as they may deem advisable.

22.3 No Notice Required

The directors need not give notice to any shareholder of any declaration under Article 22.2.

22.4 Record Date

The directors may set a date as the record date for the purpose of determining shareholders entitled to receive payment of a dividend. The record date must not precede the date on which the dividend is to be paid by more than two months. If no record date is set, the record date is 5 p.m. on the date on which the directors pass the resolution declaring the dividend.

22.5 Manner of Paying Dividend

A resolution declaring a dividend may direct payment of the dividend wholly or partly by the distribution of specific assets or of fully paid shares or of bonds, debentures or other securities of the Company, or in any one or more of those ways.

22.6 Settlement of Difficulties

If any difficulty arises in regard to a distribution under Article 22.5, the directors may settle the difficulty as they deem advisable, and, in particular, may:

(1) set the value for distribution of specific assets;

(2) determine that cash payments in substitution for all or any part of the specific assets to which any shareholders are entitled may be made to any shareholders on the basis of the value so fixed in order to adjust the rights of all parties; and

(3) vest any such specific assets in trustees for the persons entitled to the dividend.

Page - 76

22.7 When Dividend Payable

Any dividend may be made payable on such date as is fixed by the directors.

22.8 Dividends to be Paid in Accordance with Number of Shares

All dividends on shares of any class or series of shares must be declared and paid according to the number of such shares held.

22.9 Receipt by Joint Shareholders

If several persons are joint shareholders of any share, any one of them may give an effective receipt for any dividend, bonus or other money payable in respect of the share.

22.10	Dividend Bears No Interest

No dividend bears interest against the Company.

22.11	Fractional Dividends

If a dividend to which a shareholder is entitled includes a fraction of the smallest monetary unit of the currency of the dividend, that fraction may be disregarded in making payment of the dividend and that payment represents full payment of the dividend.

22.12	Payment of Dividends

Any dividend or other distribution payable in cash in respect of shares may be paid by cheque, made payable to the order of the person to whom it is sent, and mailed to the address of the shareholder, or in the case of joint shareholders, to the address of the joint shareholder who is first named on the central securities register, or to the person and to the address the shareholder or joint shareholders may direct in writing. The mailing of such cheque will, to the extent of the sum represented by the cheque (plus the amount of the tax required by law to be deducted), discharge all liability for the dividend unless such cheque is not paid on presentation or the amount of tax so deducted is not paid to the appropriate taxing authority.

22.13	Capitalization of Surplus

Notwithstanding anything contained in these Articles, the directors may from time to time capitalize any surplus of the Company and may from time to time issue, as fully paid, shares or any bonds, debentures or other securities of the Company as a dividend representing the surplus or any part of the surplus.

23. Documents, Records and Reports

23.1 Recording of Financial Affairs

The directors must cause adequate accounting records to be kept to record properly the financial affairs and condition of the Company and to comply with the Business Corporations Act.

23.2 Inspection of Accounting Records

Unless the directors determine otherwise, or unless otherwise determined by ordinary resolution, no shareholder of the Company is entitled to inspect or obtain a copy of any accounting records of the Company.

Page - 77

24. Notices

24.1 Method of Giving Notice

Unless the Business Corporations Act or these Articles provides otherwise, a notice, statement, report or other record required or permitted by the Business Corporations Act or these Articles to be sent by or to a person may be sent by any one of the following methods:

(1) mail addressed to the person at the applicable address for that person as follows:

(a) for a record mailed to a shareholder, the shareholder’s registered address;

(b) for a record mailed to a director or officer, the prescribed address for mailing shown for the director or officer in the records kept by the Company or the mailing address provided by the recipient for the sending of that record or records of that class;

(c) in any other case, the mailing address of the intended recipient;

(2) delivery at the applicable address for that person as follows, addressed to the person:

(a) for a record delivered to a shareholder, the shareholder’s registered address;

(b) for a record delivered to a director or officer, the prescribed address for delivery shown for the director or officer in the records kept by the Company or the delivery address provided by the recipient for the sending of that record or records of that class;

(c) in any other case, the delivery address of the intended recipient;

(3) sending the record by fax to the fax number provided by the intended recipient for the sending of that record or records of that class;

(4) sending the record by email to the email address provided by the intended recipient for the sending of that record or records of that class;

(5) physical delivery to the intended recipient; and

(6)  delivery in such other manner as may be approved by the directors and reasonably evidenced.

24.2 Deemed Receipt of Mailing

A record that is mailed to a person by ordinary mail to the applicable address for that person referred to in Article 24.1 is deemed to be received by the person to whom it was mailed on the day, Saturdays, Sundays and holidays excepted, following the date of mailing.

24.3 Certificate of Sending

A certificate signed by the secretary, if any, or other officer of the Company or of any other corporation acting in that behalf for the Company stating that a notice, statement, report or other record was addressed as required by Article 24.1, prepaid and mailed or otherwise sent as permitted by Article 24.1 is conclusive evidence of that fact.

24.4 Notice to Joint Shareholders

A notice, statement, report or other record may be provided by the Company to the joint shareholders of a share by providing the notice to the joint shareholder first named in the central securities register in respect of the share.

Page - 78

24.5 Notice to Trustees

A notice, statement, report or other record may be provided by the Company to the persons entitled to a share in consequence of the death, bankruptcy or incapacity of a shareholder by:

(1) mailing the record, addressed to them:

(a) by name, by the title of the legal personal representative of the deceased or incapacitated shareholder, by the title of trustee of the bankrupt shareholder or by any similar description; and

(b) at the address, if any, supplied to the Company for that purpose by the persons claiming to be so entitled; or

(2) if an address referred to in paragraph (1)(b) has not been supplied to the Company, by giving the notice in a manner in which it might have been given if the death, bankruptcy or incapacity had not occurred.

25. Seal

25.1 Who May Attest Seal

Except as provided in Articles 25.2 and 25.3, the Company’s seal, if any, must not be impressed on any record except when that impression is attested by the signatures of:

(1) any two directors;

(2) any officer, together with any director;

(3) if the Company only has one director, that director; or

(4) any one or more directors or officers or persons as may be determined by the directors.

25.2 Sealing Copies

For the purpose of certifying under seal a certificate of incumbency of the directors or officers of the Company or a true copy of any resolution or other document, despite Article 25.1, the impression of the seal may be attested by the signature of any director or officer.

25.3 Mechanical Reproduction of Seal

The directors may authorize the seal to be impressed by third parties on share certificates or bonds, debentures or other securities of the Company as they may determine appropriate from time to time. To enable the seal to be impressed on any share certificates or bonds, debentures or other securities of the Company, whether in definitive or interim form, on which facsimiles of any of the signatures of the directors or officers of the Company are, in accordance with the Business Corporations Act or these Articles, printed or otherwise mechanically reproduced, there may be delivered to the person employed to engrave, lithograph or print such definitive or interim share certificates or bonds, debentures or other securities one or more unmounted dies reproducing the seal and the chair of the board or any senior officer together with the secretary, treasurer, secretary-treasurer, an assistant secretary, an assistant treasurer or an assistant secretary-treasurer may in writing authorize such person to cause the seal to be impressed on such definitive or interim share certificates or bonds, debentures or other securities by the use of such dies. Share certificates or bonds, debentures or other securities to which the seal has been so impressed are for all purposes deemed to be under and to bear the seal impressed on them.

26.  Mechanical Reproductions of Signatures

26.1 Instruments may be Mechanically Signed

The signature of any officer, director, registrar, branch registrar, transfer agent or branch transfer agent of the Company, unless otherwise required by the Business Corporations Act or by these Articles, may, if authorized by the directors, be printed, lithographed, engraved or otherwise mechanically reproduced upon all instruments executed or issued by the Company or any officer thereof; and any instrument on which the signature of any such person is so reproduced shall be deemed to have been manually signed by such person whose signature is so reproduced and shall be as valid to all intents and purposes as if such instrument had been signed manually, and notwithstanding that the person whose signature is so reproduced may have ceased to hold the office that he is stated on such instrument to hold at the date or issue of such instrument.

Page - 79

26.2 Definitions of Instruments

The term "instrument" as used in Article 26.1 shall include deeds, mortgages, hypothecs, charges, conveyances, transfers and assignments of property, real or personal, agreements, releases, receipts and discharges for the payment of money or other obligations, shares and share warrants of the Company, bonds, debentures and other debt obligations of the Company, and all paper writings.

27. Prohibitions

27.1 Definitions

In this Article 27:

(1) “designated security” means:

(a) a voting security of the Company;

(b) a security of the Company that is not a debt security and that carries a residual right to participate in the earnings of the Company or, on the liquidation or winding up of the Company, in its assets; or

(c) a security of the Company convertible, directly or indirectly, into a security described in paragraph (a) or (b);

(2) “security” has the meaning assigned in the Securities Act (British Columbia);

(3) “voting security” means a security of the Company that:

(a) is not a debt security, and

(b) carries a voting right either under all circumstances or under some circumstances that have occurred and are continuing.

27.2 Application

Article 27.3 does not apply to the Company if and for so long as it is a:

(1) public company; or

(2)	a pre-existing reporting company which has the Statutory Reporting Company Provisions as part of its Articles or to which the Statutory Reporting Company Provisions apply.

27.3 Consent Required for Transfer of Shares or Designated Securities

No share or designated security may be sold, transferred or otherwise disposed of without the consent of the directors and the directors are not required to give any reason for refusing to consent to any such sale, transfer or other disposition.

Page - 80

The foregoing constitute the Articles of the Company	Date of signing
Jed Hops, Incorporator

Page - 81

Exhibit 99.1

Page - 82

CTT INTERNATIONAL DISTRIBUTORS INC.

Code of Ethics

Overview

CTT has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of CTT’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

CTT has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct CTT’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which CTT expects each Employee to conduct himself or herself while representing CTT. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to CTT ‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other CTT officers and management. Together all Employees can continue to make CTT a company that sets a standard for fashion service companies.

Objective

One of CTT’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. CTT cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, CTT considers it essential that all Employees understand and comply with the Code and therefore share and participate in CTT’s way of conducting business.

Standard of Conduct

CTT insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. CTT also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of CTT.

Page - 83

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of CTT to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of CTT.

Obeying the Law

All Employees of CTT are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which CTT conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Amit Sankhala, CTT’s chief executive officer, has been appointed as Compliance Officer of CTT, responsible for overseeing compliance with, and enforcement of, the Code. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of CTT is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Page - 84

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and CTT to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of CTT’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about CTT must refrain from trading in the shares of CTT until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside CTT or outside, such as spouses, relatives or friends.

CTT makes regular formal disclosures of its financial performance and results of operations to the investment community. CTT also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside CTT about CTT’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

CTT is required to maintain a variety of records for purposes of reporting to the government. CTT requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

CTT’s accounting records and supporting documents must accurately describe and reflect the nature and result of CTT’s business operations. All activities and results of CTT’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on CTT’s books. Procedures for doing so must comply with CTT’s financial policy and follow CTT’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to CTT’s Board of Directors.

Page - 85

Record Keeping and Retention

To help maintain the integrity of CTT’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of CTT’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of CTT, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose CTT’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of CTT as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to CTT or any of its industries, or to respond to comments about CTT. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

CTT is committed to protecting the health and safety of its Employees. CTT expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. CTT will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. CTT will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 86

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in CTT’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of CTT’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of CTT where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of CTT, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of CTT. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect CTT’s business.

No Employee will use CTT’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of CTT.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with CTT; (2) conduct business on behalf of CTT with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from CTT’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by CTT, or that CTT is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

CTT expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of CTT or its clients. All Employees are required to seek the consent of CTT management if they intend to become partners or shareholders in companies outside CTT’s corporate structure.

Fair Competition

CTT’s policy is to comply fully with competition and antitrust laws throughout the world. CTT is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Page - 87

International Trade

CTT must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because CTT is a U.S. company, this law applies to CTT and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

CTT is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of CTT’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of CTT. Political contributions or expenditures are not to be made out of CTT’s funds in any foreign country, even if permitted by local law, without the consent of the President of CTT.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on CTT’s behalf, or are on CTT’s property, are expected to follow the law, the Code, and honor CTT’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of CTT’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. CTT’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, CTT’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflect CTT’s high ethical standards. CTT expects and requires each and every Employee, as a representative of CTT, to fulfill CTT’s ethical commitment in a way that is visible to the outside world with which CTT conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Page - 88

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to CTT’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands CTT’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 89

Schedule “A”

VALUES

FOCUS: We exist only because we are in the e-commerce business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 90

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 91

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of CTT International Distributors Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of CTT’s Code of Ethics.

Date:

Name (print):

Position:

Address:

Signature:

Page - 92

Exhibit 99.2

Page - 93

CTT INTERNATIONAL DISTRIBUTORS INC.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of CTT’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on CTT’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of CTT’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by CTT’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.
Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.
Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to CTT. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which CTT operates.

Page - 94

3.
Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.
Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.
Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.	External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.
Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.
Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.
Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in CTT’s annual report.

Page - 95

Committee’s Relationship with External and Internal Auditors

1.	The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.
As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.
The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.	The internal audit function will be responsible to the Board of Directors through the committee.

5.
If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.	Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.
Risk Management - CTT’s business risk management process, including the adequacy of CTT’s overall control environment and controls in selected areas representing significant financial and business risk.

2.	Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.
Internal Controls and Regulatory Compliance - CTT’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.	Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 96

5.
Regulatory Examinations - Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.
External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.
Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.
Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:

1.	the code of ethical conduct,

2.	changes in important accounting principles and the application thereof in both interim and annual financial reports,

3.	significant conflicts of interest and related-party transactions,

4.	external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors),

5.	internal auditor performance and changes in internal audit leadership and/or key financial management,

6.	procedures for whistle blowers,

7.	pre-approve allowable services to be provided by the auditor, and

8.	retention of complaints.

Page - 97

Exhibit 99.3

Page - 98

CTT INTERNATIONAL DISTRIBUTORS INC.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All financial disclosures made by CTT to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, CTT’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

CTT’s Disclosure Committee (the “Committee”) will assist CTT’s officers and directors (collectively, the “Senior Officers”) fulfilling CTT’s and their responsibilities regarding (i) the identification and disclosure of material information about CTT and (ii) the accuracy, completeness and timeliness of CTT’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•
Review and, as necessary, help revise CTT’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by CTT to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that CTT will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•
Review CTT’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statements, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to CTT’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•
Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 99

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•
Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of CTT’s officers and employees, including the “tone at the top”; CTT’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of CTT’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of CTT will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 100

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in CTT’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of CTT’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 101