Form 10QSB
period 2005-03-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2005-05-16
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	98-6218467 (I.R.S. Employer Identification No.)
1145 West 7th Avenue, Vancouver, British Columbia, V6H 1B5, Canada (Address of principal executive offices)
604-733-2600 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at May 12, 2005
Common Stock - $0.0001 par value	10,317,101

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
March 31, 2005

Index

Consolidated Balance Sheets    F-1

Consolidated Statements of Operations    F-2

Consolidated Statements of Cash Flows    F-3

Notes to the Consolidated Financial Statements    F-4

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in U.S. dollars)

	March 31, 2005 $	December 31, 2004 $
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	11,259	28,124
Accounts receivable	11,600	22,829
Inventory	1,400	400

Total Current Assets	24,259	51,353

Intangible Assets (Note 3)	2,031	2,188

Total Assets	26,290	53,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	63,171	63,534
Accrued liabilities	3,000	13,996
Due to related party (Note 4(a))	11,156	11,156
Note payable (Note 5)	8,736	8,736

Total Liabilities	86,063	97,422

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 10,317,101 shares	1,032	1,032

Additional Paid in Capital	38,752	38,752

Donated Capital	5,000	3,500

Accumulated Deficit	(104,557)	(87,165)

Total Stockholders’ Equity (Deficit)	(59,773)	(43,881)

Total Liabilities and Stockholders’ Equity (Deficit)	26,290	53,541

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in U.S. dollars)

	Accumulated From May 17, 2004 (Date of Inception) to March 31, 2005 $	For the Three Months ended March 31, 2005 $	From May 17, 2004 (Date of Inception) to December 31, 2004 $
	(Unaudited)	(Unaudited)	(Audited)

Net Revenue	31,789	1,000	30,789

Cost of Sales	31,836	4,000	27,836

Gross Profit	(47)	(3,000)	2,953

Expenses

Advertising & marketing	5,737	-	5,737
Amortization	469	157	312
Consulting	3,594	1,305	2,289
Donated services	5,000	1,500	3,500
General and administrative	10,346	5,540	4,806
Professional fees	27,341	5,890	21,451

Total Expenses	52,487	14,392	38,095

Loss from Operations	(52,534)	(17,392)	(35,142)

Loss on disposal of subsidiary	(17,741)	-	(17,741)

Net Loss for the Period	(70,275)	(17,392)	(52,883)

Basic and Diluted Loss Per Share		-	(0.01)

Weighted Average Shares Outstanding		10,317,000	10,312,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

	For the Three Months ended March 31, 2005 $	From May 17, 2004 (Date of Inception) to December 31, 2004 $
	(Unaudited)	(Audited)

Cash Flows Used In Operating Activities

Net loss for the period	(17,392)	(52,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	157	312
Donated services	1,500	3,500
Loss on disposal of subsidiary	-	17,741

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,229	(22,829)
(Increase) decrease in inventory	(1,000)	8,336
Increase in accounts payable and accrued liabilities	(11,359)	25,745

Net Cash Used In Operating Activities	(16,865)	(20,078)

Cash Flows Used In Investing Activities

Web site development costs	-	(2,500)
Disposal of subsidiary	-	1,726
Cash received on acquisition of CTT Distributors Ltd.	-	718

Net Cash Flows Used In Investing Activities	-	(56)

Cash Flows Provided by Financing Activities

Advances from a related party	-	11,156
Proceeds from issue of common stock	-	37,102

Net Cash Flows Provided by Financing Activities	-	48,258

Increase (Decrease) in Cash and Cash Equivalents	(16,865)	28,124

Cash and Cash Equivalents - Beginning of Period	28,124	-

Cash and Cash Equivalents - End of Period	11,259	28,124

Non-cash Investing and Financing Activities

Inventory purchased by issue of note payable	-	8,736
Forgiveness of debt owing from a related party on disposal of subsidiary	-	(15,000)
Forgiveness of intercompany debt on disposal of subsidiary	-	34,399

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 5

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1. Development Stage Company

The Company was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company. The Company changed its name to CTT International Distributors Inc. on January 7, 2005.

The Company is based in Vancouver, British Columbia, and its principal business is as an online fulfillment company that markets unique products to the internet consumer through its website “Cheaperthanthem.com”. The Company’s website offers electronic products consisting of OEM, non-branded and overstock electronic and computer products, for the consumer and wholesaler.

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $61,804 and has accumulated losses of $70,275 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

F-4

Page - 6

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

d)	Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At March 31, 2005, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. Concentration of credit risk relating to accounts receivable is limited to various customers from various locations. The largest concentration of risk is one customer who represents 52% of the total accounts receivable and from a second customer who represents 48% of the total accounts receivable. The Company has set up an allowance for doubtful accounts in the amount of $5,900 to cover potential credit risk. For the three month period ended March 31, 2005, revenue from one customer represented 100% of total revenue. For the period from inception on May 17, 2004 to December 31, 2004, revenue from one customer represented 55% of total revenue and from a second customer represented 20% of total revenue. For the three month period ended March 31, 2005, the Company purchased 100% of its inventory from one vendor. For the period from inception on May 17, 2004 to December 31, 2004, the Company purchased 72% of its inventory from one vendor.

g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

h)	Website Development Costs

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

i)	Long-Lived Assets

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

Page - 7

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

j)	Foreign Currency Translation

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

The Company recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. For the three months ended March 31, 2005, the Company recorded an allowance for doubtful accounts of $5,000 that is reflected as a reduction of revenue (December 31, 2004 - $905). The Company has a total allowance for doubtful accounts of $5,905 as of March 31, 2005.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Page - 8

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

m) Recent Accounting Pronouncements (continued)

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

n)	Interim Financial Statements

These interim unaudited financial statements for the period ended March 31, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Intangible Assets

	Cost $	Accumulated Amortization $	March 31, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $

Website development costs	2,500	469	2,031	2,188

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued a demand note in the amount of $9,900 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company also owes $1,256 to the President of the Company for expense reimbursements, which are non-interest bearing, unsecured and due on demand.

b)	During the three month period ended March 31, 2005, the Company recognized a total of $1,500 for donated services provided by the President of the Company.

5.  Note Payable

The Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

Page - 9

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6. Commitments

The Company entered into a lease agreement for office premises at a rate of CDN$6,000 per annum, for a one year term expiring May 17, 2005. The rent due for May and June, 2004 was waived by the Landlord. No other terms of the lease have been modified as a result of the waiver of rent. The Company incurred rent expense of US$1,219 for the period ended March 31, 2005 (December 31, 2004 - US$1,242).The Company entered into a lease agreement for office premises at a rate of CDN$12,000 per annum, for a one year term expiring April 1, 2006, which replaced the previous office lease agreement.

7. Merger Agreement

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

Page - 10

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF CTT INTERNATIONAL DISTRIBUTORS INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

CTT is a holding company merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. (“Slabsdirect”) and CTT International Distributors Inc. (“MergeCo”) Slabsdirect was incorporated under the laws of the State of Delaware on January 14, 2000. MergeCo was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect were adopted as the Articles of CTT.

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

Limited operating history; need for additional capital

There is no historical financial information about CTT upon which to base an evaluation of its performance as an e-commerce company. CTT is an e-commerce company but has not generated any significant revenues from its e-commerce business. CTT cannot guarantee it will be successful in the e-commerce industry. CTT’s business is subject to risks inherent in the establishment of a new business enterprise, including limited working capital, possible delays in the development of its products and services, and possible cost overruns due to price and cost increases in products and services.

CTT has adopted a phased plan of operation to the development of its website and its operations. See “Plan of Operation” below for more detail. This allows CTT to allocate the expenditures of its resources in a very timely and measured manner. CTT will not continue with expenditures in any phase of the development if Amit Sankhala thinks CTT will be unable to complete the designated task. CTT may require further equity financing to provide for some of the working capital required to implement future development of its website and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

CTT is seeking equity financing to provide for the capital required to implement the phases of its plan of operation. CTT has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, CTT may be unable to continue, develop or expand its operations. However, if equity financing is available to CTT on acceptable terms, it could result in additional dilution to existing shareholders.

Page - 11

Results of Operations

Revenues

CTT has generated revenues of $31,789 from operations since its inception.

CTT anticipates that significant revenues will not be achieved until the third quarter of the 2005 fiscal year. There is no guaranty that CTT will generate revenues from its website, or that if CTT does complete its marketing phase in its plan of operation, that CTT will be able to secure the financing necessary to proceed with the other phases of its plan of operations.

For the three month period ended March 31, 2005, CTT realized $1,000 in sales of its products. The concurrent cost of sales was $4,000, resulting in a loss from operations of $3,000. During the same period, CTT incurred (a) general administrative expenses of $5,540; (b) professional fees of $5,890, which included legal fees of $3,040, accounting fees of $1,350 for preparation of the financial statements, and auditor’s fees of $1,500 (c) consulting fees of $1,305; (d) donated services of $1,500, provided by Amit Sankhala; and (e) amortization of $157 for the accumulated amortization on its website. Therefore, for the three month period ending March 31, 2005, CTT had total net loss of $17,392.

CTT has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, CTT’s auditors stated in their report for the fiscal period ended December 31, 2004 that there is substantial doubt that CTT will be able to continue as a going concern.

As of March 31, 2005, CTT had total assets of $26,290 consisting of cash of $11,259, accounts receivable of $11,600, inventory of $1,400, and an intangible asset relating to its website domain name and website development costs of $2,031. CTT’s liabilities on March 31, 2005 totalled $86,063, consisting of $63,171 in accounts payable and $3,000 in accrued liabilities, $11,156 due to related parties and $8,736 in notes payable. There are no material defaults or past due amounts for the accounts payable or accrued liabilities.

Liquidity and Capital Resources

CTT had cash of $11,259 and a working capital deficit of $61,804 at March 31, 2005. During the three month period ended March 31, 2005, CTT used $16,865 in cash for operating activities. Cash used in operations of $16,865 was financed by existing cash on hand. During the period there was a decrease in working capital of $15,735, resulting from the payment of expenditures over revenues for the three month period and the payment of accounts payable and accrued liabilities, which was offset by the collection of accounts receivable.   As of March 31, 2005, CTT has accumulated a deficit of $104,557 since inception and has a stockholder’s deficiency of $59,773. CTT has no contingencies or long- term commitments.

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

Page - 12

CTT does not anticipate purchasing any plant or significant equipment in the immediate future.

Plan of Operation for the Next Twelve Months

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

Also, Amit Sankhala expects revenues generated from is website to contribute to CTT’s required working capital, but expects that the revenues generated from its website for the next 12 months will not be enough for its required working capital. Until CTT is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

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

Phase 1 - Develop and populate website (3 months)

In Phase 1, CTT plans to (1) upgrade and update its website so that it is more visually appealing and technologically sound and (2) update its product line and visuals on its website. CTT has budgeted $50,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of CTT’s plan of operation. This budget includes the cost of a fully functional, e-commerce enabled format and the costs associated with installation and technicians. Also in this phase, CTT will continue to maintain and populate its website with new products and updated visuals.

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

Phase 3- Implement marketing strategy (6 months)

In Phase 3, CTT plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for its website and its products, and (3) implement its marketing strategy on its target market, including international customers.

CTT’s marketing goals in this phase are to attract potential and repeat customers to its website and have customers perceive its website as a preferred source of non-branded, discount products that are delivered in a professional, authoritative and efficient manner.

CTT has budgeted $75,000 for this phase and expects it to take six months to complete with completion expected within the second six months of CTT’s plan of operation.

Page - 13

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

CTT is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As CTT expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Management regularly reviews the collectibility of any outstanding balance, together with management’s estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. For the three months ended March 31, 2005, CTT recorded an allowance for doubtful accounts of $5,000 that is reflected as a reduction of revenue (December 31, 2004 - $905). CTT has a total allowance for doubtful accounts of $5,905 as of March 31, 2005.

Page - 14

Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of March 31, 2005, CTT has only generated $30,789 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

CTT has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

Amit Sankhala does not believe that inflation will have a material impact on CTT’s future business operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended March 31, 2005, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Page - 15

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended March 31, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-QSB and CTT disclaims any duty to update any such forward-looking statements, and CTT assumes no obligation to update any such forward-looking statements.

CTT may, from time to time, make oral forward-looking statements. CTT strongly advises that the above paragraph and the risk factors described in CTT’s Annual Report and in CTT’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of CTT to materially differ from those in the oral forward-looking statements. CTT disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, CTT’s Chief Executive Officer and Chief Financial Officer believe CTT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed CTT in this report is accumulated and communicated CTT’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes CTT’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Page - 16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CTT is not a party to any pending legal proceedings and, to the best of CTT’s knowledge, none of CTT’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) CTT did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) CTT did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of CTT. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to CTT’s previously filed Form SB-2 and Form 10-KSB’s and Form 10-QSB’s.

Exhibit	Description	Status
3.1

Certificate of Ownership of Slabsdirect.com, Inc. and CTT International Distributors Inc. filed as an Exhibit to CTT’s Form 8-K (Current Report) filed on January 12, 2005 and incorporated herein by reference.

Filed
3.2	Certificate of Incorporation for Slabsdirect.com, Inc. filed as an Exhibit to CTT’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.3	By-laws of Slabsdirect.com, Inc. filed as an Exhibit to CTT’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.4	Certificate of Incorporation for CTT Distributors Ltd. filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference	Filed
3.5	Notice of Articles for CTT Distributors Ltd. filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
3.6	Articles of CTT Distributors Ltd. filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
10.1

Share Exchange Agreement dated December 29, 2004, among Slabsdirect.com, Inc, CTT Distributors Ltd., and the shareholders of CTT Distributors Ltd. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005 and incorporated herein by reference.

Filed

Page - 17

10.2

Stock Purchase Agreement dated December 29, 2004, between Steven Bruk and Slabsdirect.com, Inc. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005 and incorporated herein by reference.

Filed
10.3

Stock Purchase Agreement dated December 29, 2004, between Amit Sankhala and Steven Bruk filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005 and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an attached exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an attached exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an attached exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed

(b) Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By:/s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director, CEO and CFO
Dated: May 13, 2005

Page - 18

Exhibit 31

Page - 19

CTT INTERNATIONAL DISTRIBUTORS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Amit Sankhala, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CTT International Distributors Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

Page - 20

CTT INTERNATIONAL DISTRIBUTORS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Amit Sankhala, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CTT International Distributors Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

May 13, 2005

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

May 13, 2005

Page - 24