Form 10QSB
period 2005-06-30
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2005-08-15
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

Commission file number 000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	98-6218467 (I.R.S. Employer Identification No.)
Suite 1000, 885 Dunsmuir Street, Vancouver, British Columbia, V6C 1N5, Canada (Address of principal executive offices)
604-733-2600 (Issuer’s telephone number)
1145 West 7th Avenue, Vancouver, British Columbia, V6H 1B5, Canada (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 12, 2005
Common Stock - $0.0001 par value	11,017,101

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
June 30, 2005

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US dollars)

	June 30, 2005 $	December 31, 2004 $
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	5,945	28,124
Accounts receivable	8,700	22,829
Inventory	7,100	400

Total Current Assets	21,745	51,353

Deferred Stock Offering Costs (Note 2(m))	12,067	-
Intangible Assets (Note 3)	1,875	2,188

Total Assets	35,687	53,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	84,652	63,534
Accrued liabilities	12,157	13,996
Due to related party (Note 4(a))	11,694	11,156
Note payable (Note 5)	8,736	8,736

Total Liabilities	117,239	97,422

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 10,317,101 shares	1,032	1,032

Additional Paid in Capital	38,752	38,752

Donated Capital	6,500	3,500

Accumulated Deficit	(127,836)	(87,165)

Total Stockholders’ Equity (Deficit)	(81,552)	(43,881)

Total Liabilities and Stockholders’ Equity (Deficit)	35,687	53,541

The accompanying notes are an integral part of these financial statements.

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From May 17, 2004 (Date of Inception) to June 30, 2005 $	For the Three Months ended June 30, 2005 $	For the Six Months ended June 30, 2005 $	From May 17, 2004 (Date of Inception) to June 30, 2004 $

Net Revenue	34,489	2,700	3,700	688

Cost of Sales	(33,532)	(1,696)	(5,696)	(458)

Gross Profit	957	1,004	(1,996)	230

Expenses

Advertising & marketing	5,820	83	83	-
Amortization	625	156	313	-
Consulting	4,888	1,294	2,599	-
Donated services	6,500	1,500	3,000	-
General and administrative	13,115	2,769	8,309	22
Professional fees	45,822	18,481	24,371	3,500

Total Expenses	76,770	24,283	38,675	3,522

Loss from Operations	(75,813)	(23,279)	(40,671)	(3,292)

Loss on disposal of subsidiary	(17,741)	-	-	-

Net Loss for the Period	(93,554)	(23,279)	(40,671)	(3,292)

Basic and Diluted Loss Per Share		-	-	-

Weighted Average Shares Outstanding		10,317,000	10,317,000	10,312,000

The accompanying notes are an integral part of these financial statements.

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months ended June 30, 2005 $	From May 17, 2004 (Date of Inception) to June 30, 2004 $

Cash Flows Used In Operating Activities

Net loss for the period	(40,671)	(3,292)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	313	-
Donated services	3,000	-
Bad debt expense	5,000	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	9,129	-
(Increase) decrease in inventory	(6,700)	458
Increase in due to related parties	538	-
Increase in accounts payable and accrued liabilities	7,212	6,102

Net Cash (Provided By) Used In Operating Activities	(22,179)	3,268

Cash Flows Used In Investing Activities

Web site development costs	-	(2,500)

Net Cash Flows Used In Investing Activities	-	(2,500)

Cash Flows Provided by Financing Activities

Advances from a related party	-	17

Net Cash Flows Provided by Financing Activities	-	17

Increase (Decrease) in Cash and Cash Equivalents	(22,179)	785

Cash and Cash Equivalents - Beginning of Period	28,124	-

Cash and Cash Equivalents - End of Period	5,945	785

Non-cash Investing and Financing Activities

Deferred stock offering costs	(12,067)	-
Inventory purchased by issue of note payable	-	8,736

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Page - 5

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $95,494 and has accumulated losses of $127,836 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on August 8, 2005 to register 2,382,933 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company plans to offer up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Page - 6

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At June 30, 2005, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. Concentration of credit risk relating to accounts receivable is limited to various customers from various locations. The largest concentration of risk is one customer who represents 52% of the total accounts receivable and from a second customer who represents 48% of the total accounts receivable. The Company has set up an allowance for doubtful accounts in the amount of $5,900 to cover potential credit risk. For the six month period ended June 30, 2005, revenue from one customer represented 86% of total revenue and revenue from a second customer represented 14% of total revenue. For the six month period ended June 30, 2005, the Company purchased 100% of its inventory from one vendor.

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
(Expressed in US dollars)
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

The Company recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. For the six months ended June, 2005, the Company recorded an allowance for doubtful accounts of $4,995 that is reflected as a reduction of revenue (December 31, 2004 - $905). The Company has a total allowance for doubtful accounts of $5,900 as of June 30, 2005.

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

m)	Deferred Stock Offering Costs

The Company defers costs related to the issue of common stock from treasury. These costs will be netted against gross proceeds received upon the issue of capital stock. As at June 30, 2005, the Company had incurred $12,067 towards stock offering costs.

n)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Page - 8

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

n) Recent Accounting Pronouncements (continued)

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

o)	Interim Financial Statements
These interim unaudited financial statements for the period ended June 30, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Intangible Assets

	Cost $	Accumulated Amortization $	June 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $

Website development costs	2,500	625	1,875	2,188

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued a demand note in the amount of $9,900 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company also owes $1,794 to the President of the Company for expense reimbursements, which are non-interest bearing, unsecured and due on demand.

b)	During the six month period ended June 30, 2005, the Company recognized a total of $3,000 for donated services provided by the President of the Company at an amount of $500 per month.

Page - 9

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

5. Note Payable

The Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

6. Commitments

The Company entered into a lease agreement for office premises at a rate of CDN$6,000 per annum, for a one year term expiring May 17, 2005. The rent due for May and June, 2004 was waived by the Landlord. No other terms of the lease have been modified as a result of the waiver of rent. The Company entered into a lease agreement for office premises at a rate of CDN$12,000 per annum, for a one year term expiring April 1, 2006, which replaced the previous office lease agreement. The Company incurred rent expense of US$2,043 for the six month period ended June 30, 2005.

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

Overview

CTT is a holding company merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc. Slabsdirect.com Inc. was incorporated under the laws of the State of Delaware on January 14, 2000. CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect.com Inc. were adopted as the Articles of CTT. Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets.

CTT has one subsidiary, CTT Distributors Ltd., which is the operating company and was incorporated under the laws of the Province of British Columbia on May 17, 2004. CTT Distributors Ltd. is a wholly-owned subsidiary of CTT.

On December 29, 2004, Slabsdirect.com Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. See Exhibit 10.1 - Share Exchange Agreement for more details. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of CTT since the reverse merger (December 29, 2004) and the historical accounts of CTT Distributors Ltd. since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation.

Prior to the acquisition of CTT Distributors Ltd., Slabdirect.com Inc.’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd., a company incorporated in the Province of British Columbia, Canada. Slabsdirect.com Online (BC) Ltd. was been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. Slabsdirect.com Inc. disposed of its interest in Slabsdirect.com Online (BC) Ltd. to the former president of Slabsdirect.com Inc. pursuant to the stock purchase agreement dated December 29, 2004. See Exhibit 10.2 - Stock Purchase Agreement for more details.

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

Page - 11

Results of Operations

Revenues

While CTT is currently generating some revenue, CTT does not anticipate earning significant revenues until it completes Phase 2 of its plan of operation. However, there is no assurance that CTT will be able to complete its plan of operation and management does not know when CTT’s business operations will generate significant revenues. There is no guaranty that CTT will generate revenues from the website, or that if CTT does complete Phase 2 of its plan of operation, that CTT’s business operations will generate significant revenues or that CTT will be able to secure the financing necessary to proceed with the other phases of its plan of operations.

CTT has generated revenues of $34,489 from operations since its inception and $2,700 in revenues for the three month period ended June 30, 2005 and $3,700 in revenues for the six month period ended June 30, 2005. From inception to June 30, 2005, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	3,190	$11.92	17%
MP3 Players	32	$73.80	21%

For the three month period ended June 30, 2005, CTT realized $2,700 in sales of its products. The related cost of sales was $1,696, resulting in gross profit from operations of $1,004. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $2,769; (b) professional fees of $18,481, which included legal fees of $15,781, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $700 (c) consulting fees of $1,294; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; (e) amortization of $156 for the accumulated amortization on its website; and (f) advertising and marketing expenses of $83. Therefore, for the three month period ending June 30, 2005, CTT had total net loss of $23,279.

For the six month period ended June 30, 2005, CTT realized $3,700 in sales of its products net of a bad debt provision of $4,995. The related cost of sales was $5,696, resulting in gross profit (loss) from operations of ($1,996). CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $8,309; (b) professional fees of $24,371, which included legal fees of $18,821, accounting fees of $3,350 for preparation of the financial statements, and auditor’s fees of $2,200 (c) consulting fees of $2,599; (d) donated services of $3,000, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; (e) amortization of $313 for the accumulated amortization on its website; and (f) advertising and marketing expenses of $83. Therefore, for the six month period ending June 30, 2005, CTT had total net loss of $40,671.

Management believes that CTT’s software development costs are non-recurring.

CTT has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, CTT’s auditors stated in their report for the fiscal period ended December 31, 2004 that there is substantial doubt that CTT will be able to continue as a going concern.

Page - 12

As of June 30, 2005, CTT had total assets of $35,687 consisting of cash of $5,945, accounts receivable of $8,700, inventory of $7,100, an intangible asset relating to the website of $1,875, representing the costs of designing the website of $2,500, net of accumulated amortization of $625, and a deferred stock offering cost of $12,067. CTT’s liabilities on June 30, 2005 totalled $117,239, consisting of $84,652 in accounts payable and $12,157 in accrued liabilities, $11,694 due to related parties, and $8,736 in notes payable. Accounts payable of $84,652 consisted of $15,290 for accounting and audit fees, $55,098 for legal and regulatory costs, $8,000 for inventory, and $6,264 for other miscellaneous administrative costs. Accrued liabilities of $12,157 were for accrued accounting and audit fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $11,694 due to Mr. Sankhala is comprised of $1,794 for expense reimbursements, and $9,900 for cash advances. The note payable of $8,736 was issued for the purchase of CTT’s opening inventory and is secured by a demand promissory note, bearing no interest.

Inventory is kept low as CTT’s suppliers have inventory on hand. CTT’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with CTT’s supply channels to meet demands. If CTT is unable to provide the inventory and meet demands, it will place mark the product as “out of stock” on the website.

Liquidity and Capital Resources

CTT’s capital resources have been limited. CTT currently does not generate significant revenue from its business operations to be profitable, and to date has primarily relied on the sale of equity for working capital for its business operations.

During the six month period ended June 30, 2005, CTT used $22,179 in cash for operating activities. Cash used in operations of $22,179 was financed by existing cash on hand. During the period there was a decrease in working capital of $49,425, resulting from the payment of expenditures over revenues for the six month period and the payment of accounts payable and accrued liabilities, which was offset by the collection of accounts receivable. As of June 30, 2005, CTT has accumulated a deficit of $127,836 since inception and has a stockholder’s deficiency of $81,552. CTT has no contingencies or long- term commitments.

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

Amit Sankhala believes that CTT’s existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next four months, but does not include the required working capital for its plan of operation. CTT has spoken to its suppliers and has verbal extensions on any payables due until it raises additional capital. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

CTT does not currently have any commitments for material capital expenditures over the short or long term.

CTT expects to incur $3,000 per month in operating losses in the next 12 to 18 months, largely due to expenses associated with the development and operation of the website but also due to operating costs during that same time period. CTT’s monthly operating costs include CDN $500 for rent of CTT’s principal office, CDN $43 for Internet services and access, and $500 for miscellaneous office expenses.

Page - 13

CTT does not anticipate purchasing any plant or significant equipment in the immediate future.

Plan of Operation for the Next Twelve Months

CTT has not had any significant revenues generated from its business operations since inception.

CTT expects that the revenues generated from its website for the next 12 months will not be enough for its required working capital required for CTT’s plan of operation. Until CTT is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity.

At any phase, if CTT finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If CTT cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

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

Phase 2 - Expand inventory and products (6 months)

In Phase 2, CTT plans to expand its product line to include inventory and products as the new products become available from suppliers and Fulfilment Associates. CTT will allocate 25% of this phase’s budget to the purchase of new and existing merchandise.

CTT’s expansion goals in this phase are to (1) expand its inventory product line by 12 new inventory products, (2) expand its business by offering products directly applicable to its retail model, and (3) to expand its inventory of products to provide a 15 - 100% gross margin. CTT has a 100% margin on some of its MP3 products. As the cost of components drops to the manufacturer, especially flash memory, those costs are passed on to CTT. Management believes that as CTT sources directly from manufacturers, it will increase its margins as the cost of components decrease.

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

Page - 14

CTT has budgeted $75,000 for this phase and expects it to take six months to complete with completion expected within the second six months of CTT’s plan of operation.

Phase 4- Corporate Development (4 months)

In Phase 4, CTT plans to expand its business operations by creating products directly applicable to the non-branded, discounted product market. CTT intends to create products that are copies of the products that mainstream producers like Apple, Sony and Samsung produce. Create means to develop a product that has similar functionality and style, yet does not and will not infringe on anyone’s intellectual property.

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at June 30, 2005 there is an allowance for doubtful accounts of $5,900, which is recorded as a reduction of revenue.

Page - 15

Foreign Currency Transaction / Balances

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

Going Concern Issue

The going concern basis of presentation assumes CTT will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of June 30, 2005, CTT has only generated $34,489 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

CTT has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

Amit Sankhala does not believe that inflation will have a material impact on CTT’s future business operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the six month period ended June 30, 2005, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Page - 16

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the six month period ended June 30, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CTT is not a party to any pending legal proceedings and, to the best of CTT’s knowledge, none of CTT’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) CTT did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) CTT did not sell any unregistered equity securities, with the exception of the following:

On July 13, 2005, CTT raised $70,000 in cash from this offering and issued an aggregate 700,000 restricted shares to the subscribers as listed below.

Name of Subscriber	Number of Units	Consideration
Anna Liza Aman	150,000	$15,000
Angelito Dela Cruz	120,000	$12,000
Emirita Hernandez	125,000	$12,500
Annabelle Layugan	150,000	$15,000
Ria Reyes	155,000	$15,500
Total	700,000	$70,000

CTT relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. CTT received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, CTT reported all information that was required to be disclosed in a report on Form 8-K.

Page - 18

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

Filed
10.4

Sublease Agreement dated April 1, 2005 between Asset Logics Inc. and CTT Distributors Inc. filed as an exhibit to CTT’s Form SB-2/A (Registration Statement) filed on August 8, 2005 and incorporated herein by reference.

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

Page - 19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By:/s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director, CEO and CFO
Dated: August 10, 2005

Page - 20

Exhibit 31

Page - 21

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

Date: August 10, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

Page - 22

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

Date: August 10, 2005

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

August 10, 2005

Page - 25

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

August 10, 2005

Page - 26