Form 10QSB
period 2005-09-30
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2005-11-15
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

Commission file number 000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	98-6218467 (I.R.S. Employer Identification No.)
Suite 305 - South Tower, 5811 Cooney Road, Richmond, British Columbia, V6X 3M1, Canada (Address of principal executive offices)
604-733-2600 (Issuer’s telephone number)
Suite 1000, 885 Dunsmuir Street, Vancouver, British Columbia, V6C 1N5, Canada (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock - $0.0001 par value	11,017,101

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
September 30, 2005

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30, 2005 $	December 31, 2004 $
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	15,281	28,124
Accounts receivable	16,725	22,829
Inventory	1,553	400
Prepaid expenses	854	-

Total Current Assets	34,413	51,353

Deferred Stock Offering Costs (Note 2(m))	12,067	-
Intangible Assets (Note 3)	1,719	2,188

Total Assets	48,199	53,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	36,391	63,534
Accrued liabilities	18,352	13,996
Due to related party (Note 4(a))	11,694	11,156
Note payable (Note 5)	8,736	8,736

Total Liabilities	75,173	97,422

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 10,317,101 shares	1,032	1,032

Additional Paid in Capital	38,752	38,752

Common Stock Subscribed (Note 10)	70,000	-

Donated Capital	9,247	3,500

Accumulated Deficit	(146,005)	(87,165)

Total Stockholders’ Equity (Deficit)	(26,974)	(43,881)

Total Liabilities and Stockholders’ Equity (Deficit)	48,199	53,541

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From May 17, 2004 (Date of Inception) to September 30, 2005 $	For the Three Months ended September 30, 2005 $	For the Three Months ended September 30, 2004 $	For the Nine Months ended September 30, 2005 $	From May 17, 2004 (Date of Inception) to September 30, 2004 $

Net Revenue	51,231	16,742	10,675	20,442	11,363

Cost of Sales	(39,078)	(5,546)	(10,508)	(11,242)	(10,966)

Gross Profit	12,153	11,196	167	9,200	397

Expenses

Advertising & marketing	5,820	-	-	83	-
Amortization	781	156	156	469	156
Consulting	6,628	1,740	-	4,339	-
Donated services	8,000	1,500	2,000	4,500	2,000
General and administrative	14,047	932	1,349	9,241	1,371
Professional fees	70,859	25,037	13,862	49,408	17,362

Total Expenses	106,135	29,365	17,367	68,040	20,889

Loss from Operations	(93,982)	(18,169)	(17,200)	(58,840)

Loss on disposal of subsidiary	(17,741)	-	-	-	-

Net Loss for the Period	(111,723)	(18,169)	(17,200)	(58,840)	(20,492)

Basic and Diluted Loss Per Share		-	-	(0.01)	-

Weighted Average Shares Outstanding		10,317,000	10,312,000	10,317,000	10,312,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months ended September 30, 2005 $	From May 17, 2004 (Date of Inception) to September 30, 2004 $
Operating Activities

Net loss for the period	(58,840)	(20,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	469	156
Donated services	5,747	2000

Changes in operating assets and liabilities:
Increase in prepaid expenses	(854)	-
(Increase) decrease in accounts receivable	6,104	(7,641)
(Increase) in inventory	(1,153)	(8,534)
Increase in due to related parties	538	-
Increase (decrease) in accounts payable and accrued liabilities	(34,854)	27,527

Net Cash Used In Operating Activities	(82,843)	(6,984)

Investing Activities

Web site development costs	-	(2,500)

Net Cash Flows Used In Investing Activities	-	(2,500)

Financing Activities

Advances from a related party	-	10,786
Proceeds from issue of common stock	-	1
Proceeds from stock subscriptions	70,000	45,500

Net Cash Flows Provided by Financing Activities	70,000	56,287

Increase (Decrease) in Cash and Cash Equivalents	(12,843)	46,803

Cash and Cash Equivalents - Beginning of Period	28,124	-

Cash and Cash Equivalents - End of Period	15,281	46,803

Non-cash Investing and Financing Activities

Deferred stock offering costs	(12,067)	-
Inventory purchased by issue of note payable	-	8,736

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $40,760 and has accumulated losses of $146,005 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On October 4, 2005, the Company issued 700,000 common shares at $0.10 per share for cash proceeds which were received during the nine month period ended September 30, 2005. The Company received proceeds of $57,933, net of offering costs of $12,067.

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At September 30, 2005, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. Concentration of credit risk relating to accounts receivable is limited to various customers from various locations. The largest concentration of risk is four customers who represents 95% of the total accounts receivable. For the nine month period ended September 30, 2005, revenue from four customers represented 96% (2004 - 92%) of total revenue. For the nine month periods ended September 30, 2005 and 2004, the Company purchased 100% of its inventory from one vendor.

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

The Company recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

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

The Company defers costs related to the issue of common stock from treasury. These costs will be netted against gross proceeds received upon the issue of capital stock. As at September 30, 2005, the Company had incurred $12,067 towards stock offering costs.

n)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

n) Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

o)	Interim Financial Statements

These interim unaudited financial statements for the period ended September 30, 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Intangible Assets

	Cost $	Accumulated Amortization $	September 30, 2005 Net Carrying Value $ (Unaudited)	December 31, 2004 Net Carrying Value $ (Audited)

Website development costs	2,500	781	1,719	2,188

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

b)	During the nine month period ended September 30, 2005, the Company recognized a total of $4,500 for donated services provided by the President of the Company at an amount of $500 per month.

Page - 9

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

5. Note Payable

The Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

6. Commitments

The Company entered into a lease agreement for office premises at a rate of CDN $500 per month, on a month-to-month basis beginning October 1, 2005. The Company incurred rent expense of $3,683 for the nine month period ended September 30, 2005, which included donated rent by an unrelated third party for the months of July to September at $416 (CDN$ 500) per month.

7. Capital Transaction - Reverse Acquisition

By a Share Purchase Agreement dated December 29, 2004, the Company acquired 100% of the issued and outstanding common stock of CTT Distributors Ltd. (“Distributors”) in consideration for the issuance of 455,001 shares of common stock. Distributors was incorporated on May 17, 2004 under the Business Corporations Act of British Columbia. The principal business of Distributors is an online fulfillment company that markets products unique to the internet consumer through its website “Cheaperthanthem.com”. Distributors’ website offers electronic products consisting of OEM, non-branded and overstock electronic and computer products for the consumer and wholesaler.

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

Allocation of Purchase Price

Cash	$718
Investment in Slabsdirect.com Online (BC) Ltd.	69
Due from subsidiary	34,398
Due to related party	(15,000)
Accounts payable	(51,785)

(31,600)
Costs of reverse acquisition	35,000

Paid by the issue of 455,001 shares of common stock	$3,400

8. Sale of Subsidiary

Prior to the acquisition of Distributors as described in Note 8, the Company’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. On December 29, 2004, subsequent to the acquisition of Distributors, the Company disposed of its interest in SlabsOnline to the former President of the Company (the “Purchaser”). The total consideration received was $16,727 consisting of cash of $1,727, the return and cancellation of 450,000 shares of common stock valued at par value of $0.001 per share, and the forgiveness of a debt of $15,000 owing to the Purchaser from the Company. The Company recognized a loss on disposal of $17,741 during the period.

9.	Merger Agreement

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

Page - 10

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

10.	Subsequent Event

On October 4, 2005, the Company issued 700,000 common shares at $0.10 per share for cash proceeds which were received during the nine month period ended September 30, 2005. The Company received proceeds of $57,933, net of offering costs of $12,067.

Page - 11

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

Limited operating history; need for additional capital

There is limited historical financial information about CTT upon which to base an evaluation of its performance as an e-commerce company. CTT is an e-commerce company but has not generated any significant revenues from its e-commerce business. CTT cannot guarantee it will be successful in the e-commerce industry. CTT’s business is subject to risks inherent in the establishment of a new business enterprise, including limited working capital, possible delays in the development of its products and services, and possible cost overruns due to price and cost increases in products and services.

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

Page - 12

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

CTT has generated revenues of $51,231 from operations since its inception and $16,742 in revenues for the three month period ended September 30, 2005 and $20,442 in revenues for the nine month period ended September 30, 2005. From inception to September 30, 2005, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	3,940	$12.40	19%
MP3 Players	32	$73.80	21%

For the three month period ended September 30, 2005, CTT realized $16,742 in sales of its products. The related cost of sales was $5,546, resulting in gross profit from operations of $11,196. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $932; (b) professional fees of $25,037, which included legal fees of $15,237, accounting fees of $4,800 for preparation of the financial statements, and auditor’s fees of $5,000 (c) consulting fees of $1,740; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending September 30, 2005, CTT had total net loss of $18,169.

For the nine month period ended September 30, 2005, CTT realized $20,442 in sales of its products net of a bad debt provision of $nil. The related cost of sales was $11,242, resulting in gross profit from operations of $9,200. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $9,241; (b) professional fees of $49,408, which included legal fees of $34,058, accounting fees of $8,150 for preparation of the financial statements, and auditor’s fees of $7,200 (c) consulting fees of $4,339; (d) donated services of $4,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; (e) amortization of $469 for the accumulated amortization on its website; and (f) advertising and marketing expenses of $83. Therefore, for the nine month period ending September 30, 2005, CTT had total net loss of $58,840.

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

Page - 13

As of September 30, 2005, CTT had total assets of $48,199 consisting of cash of $15,281, accounts receivable of $16,725, inventory of $1,553, an intangible asset relating to the website of $1,719, representing the costs of designing the website of $2,500, net of accumulated amortization of $781, a deferred stock offering cost of $12,067, and prepaid expenses of $854. CTT’s liabilities on September 30, 2005 totalled $75,173, consisting of $36,391 in accounts payable and $18,352 in accrued liabilities, $11,694 due to related parties, and $8,736 in notes payable. Accounts payable of $36,391 consisted of $1,280 for accounting and audit fees, $24,727 for legal and regulatory costs, $8,000 for inventory, and $2,384 for other miscellaneous administrative costs. Accrued liabilities of $18,352 consisted of $4,500 for accounting and audit fees and $13,852 for legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $11,694 due to Mr. Sankhala is comprised of $1,794 for expense reimbursements, and $9,900 for cash advances. The note payable of $8,736 was issued for the purchase of CTT’s opening inventory and is secured by a demand promissory note, bearing no interest.

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

During the nine month period ended September 30, 2005, CTT used $82,843 in cash for operating activities, which was financed by existing cash on hand of $12,843 and proceeds from stock subscriptions of $70,000. During the period there was an increase in working capital of $5,309, resulting from the payment of expenditures over revenues for the nine month period and the payment of accounts payable and accrued liabilities, which was offset by the collection of accounts receivable. As of September 30, 2005, CTT has accumulated a deficit of $146,005 since inception and has a stockholder’s deficiency of $26,974. CTT has no contingencies or long- term commitments.

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

Page - 14

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

Page - 15

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at September 30, 2005 there is an allowance for doubtful accounts of $5,900, which is recorded as a reduction of revenue.

Page - 16

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of September 30, 2005, CTT has only generated $51,231 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

CTT has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

Amit Sankhala does not believe that inflation will have a material impact on CTT’s future business operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the nine month period ended September 30, 2005, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Page - 17

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the six month period ended September 30, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Amit Sankhala, CTT’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CTT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Sankhala has concluded that, as of the Evaluation Date, CTT’s disclosure controls and procedures are effective in alerting CTT on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Page - 18

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in CTT’s internal controls or, to CTT’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date CTT carried out this evaluation.

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, CTT reported all information that was required to be disclosed in a report on Form 8-K, with the exception of the following:

Item 3.02 - Unregistered Sales of Equity Securities

On October 4, 2005, CTT raised $70,000 in cash from this offering and issued an aggregate 700,000 restricted shares to five  non-US subscribers outside the United States. CTT relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. CTT received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Page - 19

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

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By: /s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director, CEO and CFO
Dated: November 14, 2005

Page - 21

Exhibit 31

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

Page - 23

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

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

November 14, 2005

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

November 14, 2005

Page - 27