Form 10KSB/A
period 2004-12-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-03-16
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
1st Amendment

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number  000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Name of Small Business Issuer in its charter)

Delaware	98-6218467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 305 - South Tower, 5811 Cooney Road Richmond, British Columbia, Canada	V6X 3M1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 733-2600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page1

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

Page2

CTT INTERNATIONAL DISTRIBUTORS INC.

Form 10-KSB/A
1st Amendment

EXPLANATORY NOTE

This Form 10-KSB/A - 1st Amendment for the fiscal year ended December 31, 2004, which was originally filed on April 1, 2005 (the “Report”), is being filed to (1) revise Part II to correct the inadvertent omission of certain language from Item 8A - Controls and Procedures and (2) include new certifications pursuant to Item 601(b)(31) of Regulation S-B to correct the inadvertent omission of certain language provided in Exhibit 31. Each certification, as corrected by this amendment, was true and correct as of the date of the original filing of the applicable Report.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. CTT has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-KSB/A should be read in conjunction with CTT’s filings made with the SEC subsequent to the filing of the original Form 10-KSB on April 1, 2005 (SEC Accession No. 0001104540-05-000069).

PART II

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Amit Sankhala, CTT’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CTT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Sankhala has concluded that, as of the Evaluation Date, CTT’s disclosure controls and procedures are effective in alerting CTT on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in CTT’s internal controls or, to CTT’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date CTT carried out this evaluation.

PART III

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

Page3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By: /s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director and CEO
Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of CTT International Distributors Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Amit Sankhala	President, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors	March 13, 2006

Page4

Exhibit 31

Page5

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

Date: March 13, 2006

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

Page6

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

Date: March 13, 2006

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page7