Form 10QSB/A
period 2005-06-30
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-03-16
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB / A
2nd amendment

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to ______________

Commission file number 000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware	98-6218467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Page1

CTT INTERNATIONAL DISTRIBUTORS INC.

Form 10-QSB/A
2nd Amendment

EXPLANATORY NOTE

This Form 10-QSB/A - 2nd Amendment for the quarterly period ended June 30, 2005, which was originally filed on August 15, 2005 (the “Report”), is being filed to solely revise Part I — Financial Information to correct the inadvertent omission of certain language from Item 3 - Controls and Procedures.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. CTT has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-QSB/A should be read in conjunction with CTT’s filings made with the SEC subsequent to the filing of the original Form 10-QSB on August 15, 2005 (SEC Accession No. 0001104540-05-000167) and the Form 10-QSB/A - 1st Amendment filed on November 14, 2005 (SEC Accession No. 0001104540-05-000229).

PART I - FINANCIAL INFORMATION

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
Dated: March 13, 2006

Page2