Form 10KSB
period 2005-12-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-03-31
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

Page - 1

State issuer’s revenues for its most recent fiscal year.  $30,642

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $110,380 as of March 30, 2006 {$0.10 X 455,000 plus $0.20 X 312,500 plus $0.0026 X 915,433}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2006
Common Stock - $0.0001 par value	11,017,101

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2005, including the discussion of the business of CTT Distributors International Inc. (“CTT” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and CTT disclaims any duty to update such statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

CTT maintains its statutory registered agent’s office at 3511 Silverside Road, Suite 105, Wilmington, Delaware and its business office is located at Suite 305, South Tower, 5811 Cooney Road, Richmond, British Columbia, V6X 3M1, Canada. CTT’s office telephone number is (604) 733-2600.

Neither CTT nor the Subsidiary have been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of CTT’s business.

References in this Annual Report to CTT includes the Subsidiary, unless otherwise stated.

Business of CTT

CTT is in the e-commerce business and provides high-quality, non-branded computer and electronic merchandise at discount prices to the internet consumer through its website www.cheaperthanthem.com. The website was designed and is maintained by CTT’s sole officer and director, Amit Sankhala. Mr. Sankhala does not charge CTT for maintaining the website. The website is hosted by Ezyra E-Business Services, an unrelated party, which charges CTT an annual fee of $372.36 to host the website.

Products and Services

CTT has a direct business, in which it buys and takes possession of excess electronic and computer inventory for resale (the “Direct Business”). In addition, CTT has a fulfillment partner business, in which CTT facilitates the sale of merchandise of other retailers, cataloguers or manufacturers (collectively “Fulfillment Associates”) through the website (the “Fulfillment Business”).

For both the Direct Business and Fulfillment Business, CTT has developed a consumer and a wholesaler sales channel. Therefore, CTT’s business consists primarily of four combinations of these components: direct consumer, direct wholesaler, fulfillment business consumer and fulfillment business wholesaler. Wholesale purchases make up over 80% of CTT’s revenues to date. Direct sales to consumers are 20%. Retail goods are marked up by a margin of 50% and higher. Wholesale customers are charged 10-20% above cost depending on the volumes they order. There is no wholesaler agreement that CTT uses as sales are strictly volume based. CTT currently serves four wholesale clients.

Page - 4

The security measures taken by CTT include only allowing Amit Sankhala, the president of the CTT, access to the confidential data and access to CTT’s server via secured password. Also, none of the confidential payment information is accessible via the Website as it is e-mailed or faxed directly to CTT, and it is kept in a locked cabinet, which only Mr. Sankhala has access to. CTT does retain credit card information on the order forms for a period of six months, after which the information is shredded.

CTT’s sales have come from the United States and Canada. The majority of CTT’s retail sales are from the United States off CTT’s website. The majority of the wholesale sales are in Canada. Sales from the United States account for 25% and sales from Canada account for 75%.

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

Management believes that closeout electronic and computer merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. Management believes that the traditional liquidation market for computer and electronic products is therefore characterized by fragmented supply and fragmented demand. CTT is utilizing the Internet to aggregate both supply and demand and create a more efficient market for liquidation of electronic and computer merchandise. Although CTT currently only offers MP3 players and MP3 accessories, it intends to expand its products to include other computer and electronic products after it has raised sufficient funds to do so. CTT cannot provide any guarantees of its ability to raise financing.

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

CTT sources merchandise from Mr. Sankhala’s frequent trips to Asia. CTT’s three suppliers are currently from Taiwan and China. The Taiwanese suppliers have the factories in China. CTT currently uses LTP Tech because they have an office in Richmond, British Columbia which is close to CTT’s office. CTT has other suppliers but has not elected to purchase from them until CTT has the demand for those products. CTT’s supply agreements are simply purchase orders to the supplier. There are no contractual obligations, the higher the volume purchased, the lower CTT’s costs. CTT holds merchandise for usually 90 days. CTT has the right to return defective merchandise within a one year period. CTT does not offer any extended warranties on products.

Fulfillment Partner Business

CTT also has a Fulfillment Business where CTT sells merchandise of Fulfillment Associates through the website. CTT manages the orders collected for the Fulfillment Associates through the website and forwards the orders on to the Fulfillment Associate, who then fills the order. The Fulfillment Associates perform essentially the same operations as a warehouse: order picking and shipping. From a customer’s point of view, shipping from CTT or from the warehouse of one of these Fulfillment Associates is indistinguishable. CTT also utilizes a secured warehouse of one of its Fulfillment Associates located at Unit 110, 4471 - #6 Road, Richmond, British Columbia.

Page - 5

CTT currently has a business relationship with three Fulfillment Associates. The three Fulfillment Associates are RJTech, Inc., LTP Tech and Shian Wang. In the fulfillment component of its business, CTT does not physically handle the merchandise it sells for the Fulfillment Associates, as the merchandise was shipped directly by them. The Fulfillment Associate also handles all customer returns.

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

Fulfillment Business differs from Direct Business in that CTT remits payment to its Fulfillment Associates by company check on industry standard terms of 2% on 30 days. Margins for the Fulfillment Business are lower than the Direct Business.

Distribution of Products and Services

When customers place orders on the website, orders are fulfilled either by a Fulfillment Associate or directly from CTT’s supplier’s warehouse located in Richmond, British Columbia. CTT’s merchandise is stored at CTT’s supplier’s secured warehouse, which is insured and secured. They charge CTT $0.05 cents per unit for storage and insurance that they sell CTT. This saves CTT the expense of storing the merchandise itself. The $0.05 is built into the price of every unit CTT purchases. The inventory is stored at the supplier’s warehouse. The cost is not segregated as it is merely a courtesy to CTT from the supplier.

CTT monitors both sources for accurate order fulfillment and timely shipment. Through the website, orders are relayed to the warehouse management system throughout each day, and the warehouse management system in turn confirms to the shipment of each order. CTT advertises a standard of shipping within two business days of order placement, but most orders ship within one business day. As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT currently charges $10.00 for basic ground shipping, but customers can choose from various expedited shipping services at their expense. CTT offers a 30-day money back guarantee on all products. Customers pay for shipping on both purchases and returns. If returned, the item is checked for damage and repackaged if sound. The manufacturer is responsible for all defective merchandise for one year. Customers e-mail CTT and CTT responds as such. CTT endeavors to respond within 5 business hours of receiving an e-mail from a customer.

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

Thirdly, as a part of CTT’s marketing plan and subject to the availability of capital, CTT intends to develop strategic Internet alliances with several companies that are offering e-engine software that will assist CTT in operating an online e-commerce site. CTT is currently in the process of creating relationships with the webmasters of various strategic sites on the Internet in order to drive traffic and sales on the website. These relationships may include reciprocal hyperlinks, banner ads or profiles on these sites.

Page - 6

Fourthly, CTT plans to target more Fulfillment Associates and create a business relationship with those Fulfillment Associates. Despite the challenges encountered by manufacturers in the liquidation market, the proliferation of outlet malls, wholesale clubs and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise. However, consumers face several difficulties in shopping for closeout and overstock merchandise. For example, many traditional merchandise liquidation outlets are located in remote locations and have limited shopping hours, which management believes makes shopping burdensome and infrequent for many consumers. In addition, the space available in a traditional merchandise liquidation outlet constrains the number of products that a traditional merchandise liquidation outlet can offer at any given time.

However, management believes that the market for online liquidation is still early in its development and is characterized by only a large number of competitors, some of which utilize an auction model to price their goods. Furthermore, management believes that there are no dominant companies in the online liquidation market, and many of the companies that do offer overstock or liquidation merchandise are focused on single product lines.

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

Principal Suppliers

CTT is not dependent on any single supplier for its products. CTT’s products are supplied by a variety of manufactures, liquidation wholesalers, and Fulfillment Associates. CTT currently utilizes three Fulfillment Associates because of choice and relationship to CTT and product mix. The three Fulfillment Associates are RJTech, Inc., LTP Tech and Shian Wang.

CTT is not reliant on any one supplier. CTT sources its products from China and utilizes LTP Tech in North America as its only supplier. CTT elects not to use other suppliers as LTP Tech is able to supply the products that CTT requires at this time and LTP Tech offers CTT the best price points. CTT has dozens of other suppliers that it could utilize, if needed.

CTT has three manufacturer relationships and two liquidator relationships that it maintains. Mr. Sankhala frequently travels to Asia where he meets with manufacturers and liquidators in Hong Kong. There are no exclusivity contracts with any supplier or liquidator. Suppliers tend to be external agents of electronic products, manufacturers are companies that CTT goes direct to for product cutting out the agents, and liquidators are usually those individuals who purchase excess stock and inventory at a steep discount to the retail and then liquidate that inventory to companies like CTT. The manufacturers and liquidators are related to both CTT’s wholesale and direct business.

Technology and Intellectual Property

CTT uses its internally developed website and uses the services of Telus Communications to obtain connectivity to the Internet. CTT currently stores its data on an Access database cluster using Dell server system computer hardware. Currently, CTT uses two Dell servers for the website, which are connected to its database.

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

Page - 7

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

Page - 8

However, some key disadvantages for manufacturers liquidating their excess inventory through CTT include manufacturers may not want to work with CTT due to its limited operating history, resources and CTT’s only officer’s lack of experience in the sector.

CTT also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include convenient access on a secure site and responsive customer care. CTT has developed a secure e-commerce site that has industry standard encryption, but has elected to use PayPal as a processor for credit cards for ease of transaction. CTT also offers small businesses and retailers a compelling method for obtaining products for resale. CTT believes that small businesses and retailers can secure lower prices and better service through CTT than they typically receive from manufacturers or other distributors. Management believes CTT is able to offer these advantages because, unlike many small businesses and retailers, CTT will have the ability to access the liquidation market to buy merchandise in bulk quantities for which it often receives volume-based price discounts provided CTT has sufficient working capital to make these type of acquisitions. Accordingly, CTT has designed it shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of bulk loads to its small business customers. CTT receives all shipments to its Fulfillment Associate and manufacturer in Richmond, British Columbia. As stated, this supplier has secured warehouse facilities and as such CTT has no logistical issues. CTT’s products are small in size and as such 100 units can fit into a four square foot box. The largest order that CTT received and shipped to date was its FM receiver line where 500 units were received and 400 units were shipped.

Regulations

 CTT is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Currently, other than business and operations licenses applicable to most commercial ventures and the standard consumer protection laws, CTT is not required to comply with any extraordinary regulations for its business operations. As a result of doing business through the Internet in many jurisdictions, CTT must comply with many laws and regulations that deal with taxation, advertising, consumer protection, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, broadband residential Internet access, and the characteristics and quality of products and services.

CTT is subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm CTT’s business. For example, United States and foreign laws regulate CTT’s ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. T hose laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm CTT’s business, results of operation and financial condition.

However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on CTT and its business operations. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on CTT’s business and add additional costs to CTT’s business operations.

Currently, CTT only operates in British Columbia and has no nexus to any State. Accordingly, CTT is not required to collect or remit any tax on its transactions with consumers, with the exception of the 7% sales tax charged to British Columbia consumers and the 7% goods and service tax charged to consumers residing in Canada.

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

Page - 9

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

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of CTT’s business operations. Currently, CTT does not “spam” and there are no laws or regulations governing Internet advertising that have a negative impact on CTT’s business.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Finally, CTT has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates. The Code reaffirms the high standards of business conduct required of all employees. The Code is part of CTT’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

Employees and Employment Agreements

Currently, CTT has no employees and CTT does not intend to hire third party independent contractors to provide services to CTT. Mr. Sankhala, the sole officer and director, is responsible for all the business operations of CTT. Mr. Sankhala’s duties include website maintenance, all corporate governance, order processing and shipping, and all other business tasks related to the products and to CTT.

At present, CTT’s sole officer and director does not have an employment agreement with CTT. CTT presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, CTT may adopt plans in the future. There are presently no personal benefits available to any employees.

CTT has also adopted eight corporate values to provide a framework for all employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the employees to conduct CTT’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an employee may find himself or herself. It is meant to give each employee the boundaries within which CTT expects each employee to conduct himself or herself while representing CTT. An employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to CTT’s values. In addition, there are many resources upon which an employee may rely, including the president.

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

Page - 10

Risks associated with CTT:

1.	CTT is a development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by CTT’s independent auditors in CTT’s financial statements for the period from inception, May 17, 2004, through December 31, 2005 contains an explanatory note that indicates that CTT is a development stage company and its ability to continue as a going concern and to emerge from the development stage is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations.

CTT has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about CTT’s ability to continue as a going concern. To date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that CTT will continue to realize its assets and discharge its liabilities in the normal course of business. CTT has not generated significant revenue and has never paid any dividends. CTT is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. There is no guarantee that CTT will be able to raise any equity financing or generate profitable operations. CTT has a working capital deficit of $57,016 and has accumulated losses of $163,918 since inception. These factors raise substantial doubt regarding CTT’s ability to continue as a going concern.

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

CTT has had no significant operating history upon which an evaluation of its future success or failure can be made. CTT’s net loss since its inception on May 17, 2004 is $163,918. CTT’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, CTT will run out of operating funds within four months.

Based upon current plans, CTT expects to incur $3,000 per month in operating losses in the next 12 to 18 months. This will happen because there are expenses associated with the development and operation of its website. CTT cannot guaranty that it will be successful in generating revenues in the future or that it will be able to raise any working capital for operating funds in the future. Failure to generate revenues or raise any financing may cause CTT to go out of business.

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

Also, the computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. CTT’s future success will depend on its continued ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of CTT’s services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. CTT’s future success will also depend in large part on its continued ability to develop and enhance CTT’s products and services. There are significant technical risks in the development of new or enhanced services, including the risk that CTT will be unable to effectively use new technologies, adapt its services to emerging industry standards, or develop, introduce and market new or enhanced products and services. Also, if CTT is unable to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products and services do not achieve market acceptance, CTT may not be able to compete effectively.

Page - 11

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

As of December 31, 2005, CTT had $14,061in cash. Until CTT is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity financing to finance its operations. At any phase of CTT’s plan of operation, if CTT finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If CTT cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

CTT will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. CTT will require additional financing to sustain its business operations if CTT is not successful in earning revenues from its business operations. CTT can provide no assurance to investors that CTT will be able to find additional financing if required. Any sale of additional share capital will result in dilution to existing shareholders.

5.
CTT’s sole officer and director has a conflict of interest in that Amit Sankhala has other time commitments that will prevent him from devoting full-time to CTT’s business operations, which may affect CTT’s operations

CTT’s sole officer and director has other obligations and time commitments that will prevent Mr. Sankhala from devoting full-time to CTT’s business operations. This will slow CTT’s operations and may reduce its financial results and as a result, CTT may not be able to continue with its business operations.

CTT’s sole officer may be subject to conflicts of interest because the sole officer may not be able to devote all his time to CTT’s operations. Mr. Sankhala devotes 40 hours a week to CTT’s operations. Mr. Sankhala has no other obligations that prevent him from devoting his full time to CTT’s operations, with the exception that Mr. Sankhala studies for his political degree for 10 hours per week.

6.
Since CTT’s management lacks any formal training or experience in operating an e-commerce business, CTT may have to hire or retain qualified personnel. If CTT is unable to hire or retain any qualified personnel, CTT may have to suspend or cease operations, which will result in the loss of your investment.

CTT’s sole officer, Amit Sankhala, is inexperienced in operating an e-commerce business, CTT may be forced to hire or retain qualified management, employees or consultants to perform administrative, sales or marketing roles related to an e-commerce business. Mr. Sankhala has no direct training or experience in these areas and as a result may not be fully aware of all of the specific requirements related to working within this industry. Mr. Sankhala’s decisions and choices may not take into account standard managerial approaches e-commerce companies commonly use. Consequently, CTT’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, CTT may have to suspend or cease operations that will result in the loss of your investment.

Competition for qualified personnel is intense and CTT may not be able to hire or retain qualified personnel, which could also have a negative impact on CTT’s business.

7.	CTT has no independent board members, which places CTT’s sole officer and director, Amit Sankhala, in a conflict of interest with respect to compliance with CTT’s Code of Ethics.

As Mr. Sankhala is CTT’s sole officer and director, and employee at this time, there is no independent director and no other compliance officer or employee to oversee compliance of CTT’s Code of Ethics. As a result, Mr. Sankhala is in a conflict of interest when it comes to overseeing compliance and enforcement of CTT’s Code of Ethics. The Code of Ethics is part of CTT’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. As Mr. Sankhala is the sole compliance officer, he would be conflicted if he had to investigate himself if any operation or activity that involved CTT, and as a result Mr. Sankhala as the sole officer and director of CTT, was in violation of the law or of the Code of Ethics. Such reportable violations include insider trading, non-compliance with financial reporting and record keeping requirements, failure to communicate accurate and timely information, failure to keep information confidential, failure to ensure the health and safety of CTT’s employees, a conflict of interest for personal gain at the expense of CTT, failure to compete fairly, and non-compliance with all state, federal, or international regulations. Violations of the law or the Code of Ethics could subject CTT to severe penalties and fines, which could negatively impact on CTT’s financial position and business

Page - 12

8.
Because CTT’s sole officer and director owns more than 50% of the outstanding shares, he will be able to decide who will be elected to the board of directors and you may not be able to elect any board member, which may lead to the entrenchment of management, and will also be able to impede or effect a change of control or a sale of assets.

Amit Sankhala, CTT’s sole director and officer, currently owns an aggregate 8,634,168 shares (78.4%) and has voting control of CTT. Holders of CTT’s shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of members of the board of directors, can elect all of the members to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of member to CTT’s board of directors. As a result, Mr. Sankhala will be able to set the number of directors to be elected and to elect all of the members of CTT’s board of directors, to control CTT’s business operations, and to entrench management.

Also, as a result of Mr. Sankhala having voting control of CTT, Mr. Sankhala has the ability to approve or defeat a change of voting control of CTT and to approve or reject any offer for the purchase and sale of CTT’s assets.

CTT is also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of CTT or could impede a merger, consolidation, takeover or other business combination involving CTT or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of CTT.

9.  CTT does not expect to pay dividends in the foreseeable future.

CTT has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. CTT intends to retain earnings, if any, to develop and expand its business operations.

10.	No public trading market for CTT’s common stock may develop and as a result you may not be able to resell your stock.

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

11.	If and when CTT’s shares of common stock are listed for trading, any sale of a significant amount of CTT’s shares of common stock into the public market may depress CTT’s stock price.

Amit Sankhala, the sole officer and director of CTT, currently owns 8,634,168 shares of common stock, which represent 78.4% of the 11,017,101 issued and outstanding shares of common stock of CTT. If CTT’s shares of common stock are listed for trading, Mr. Sankhala may sell in the future, large amounts of common stock into the public market over relatively short periods of time subject to Rule 144. Any sale of a substantial amount of CTT’s common stock in the public market by Mr. Sankhala may adversely affect the market price of CTT’s common stock. Such sales could create public perception of difficulties or problems with CTT’s business and may depress CTT’s stock price.

12.	“Penny Stock” rules may make buying or selling CTT’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in CTT’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. If and when CTT’s shares of common stock are listed for trading, Amit Sankhala believes that trading will begin the $1.00 per share range. If this is the case, the shares will trigger and be subject to the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in CTT’s securities, which could severely limit their market price and liquidity of CTT’s securities. See “Penny Stock Rules” below on page 19 for more information.

Page - 13

Risks associated with CTT’ business:

13.	Failure to successfully compete in the e-commerce industry with established e-commerce companies may result in CTT’s inability to continue with its business operations.

Currently, there is significant competition in this market. CTT expects competition in this market to increase significantly as traditional liquidators and online retailers continue to develop services that compete with CTT’s services and there are a few barriers to entry in this market. In addition, competitors may decide to create their own websites to sell their own excess inventory and the excess inventory of third parties.

Many of CTT’s current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than CTT does. Some of CTT’s competitors may be able to secure merchandise from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their website and systems development than CTT does. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. CTT cannot assure you that we will be able to compete successfully against current and future competitors.

If CTT is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, CTT may not be able to compete effectively. Competitive pressures created by any one of CTT’s competitors could have a negative impact on CTT’s business, results of operations and financial condition and as a result, CTT may not be able to continue with its business operations.

14.	Since CTT relies on one provider to host its website, CTT’s technical systems could fail if this service is interrupted, which in turn would have a negative impact on CTT’s business.

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

15.	CTT relies on one supplier for its Direct Business and on three Fulfillment Associates for its Fulfillment Business for a majority of its inventory.

CTT currently sources all of its inventory for its Direct Business from one supplier, LTP Tech. Also, CTT sources a majority of its inventory for its Fulfillment Business from three Fulfillment Associates. CTT does not have long-term contracts or arrangements with its supplier or Fulfillment Associates to guarantee the availability of inventory. If CTT’s current supplier and Fulfillment Associates were to stop supplying inventory to CTT on acceptable terms, CTT may not be able to acquire inventory from other suppliers in a timely and efficient manner and on acceptable terms. CTT’s accounts payable are due 30 days after receipt of the invoice.

16.
CTT’s business exposes CTT to potential product liability claims, and CTT may incur substantial expenses if CTT is subject to product liability claims or litigation, which could result in a negative impact on its business.

CTT’s products involve a minimal inherent risk of product liability claims and associated adverse publicity. However, CTT may be held liable if any product it sells causes injury or is otherwise found unsuitable. Currently, CTT does not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing CTT’s expenses and diverting management’s attention away from the operation of its business, and could harm CTT’s business.

Page - 14

17.	CTT may be subject to legal proceedings involving its intellectual property that could result in substantial costs and which could materially harm CTT’s business operations.

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

Risks associated with CTT’s industry:

18.	Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on CTT’s business.

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

19.	CTT may be subject to liability for past sales, which could have a negative impact on CTT’s future business operations.

In accordance with current industry practice, CTT does not currently collect sales or other similar taxes for physical shipments of inventory into the United States. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on CTT and other out-of-state companies that engage in online commerce. CTT’s business could be adversely affected if one or more States or any foreign country successfully asserts that CTT should collect sales or other taxes on the sale of its inventory. Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, CTT could be required to collect sales and use taxes in certain or all States. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for CTT and could decrease its future sales and have a negative impact on CTT’s future business operations.

20.	CTT is subject to regulations relating to consumer privacy and data protection, which may adversely affect the growth of CTT’s Internet business or its marketing efforts.

CTT is subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, CTT is subject to various telemarketing laws that regulate the manner in which CTT may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing CTT’s business.

Page - 15

In addition, several States have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition to these four States, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. CTT in certain instances are subject to some of these current laws.

The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by CTT. CTT could become a party to a similar enforcement proceeding. These data protection regulations and enforcement efforts may restrict CTT’s ability to collect demographic and personal information from users, which could be costly or harm CTT’s marketing efforts.

Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which CTT currently offers its products. Failure to comply could subject CTT to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way CTT does business or could create uncertainty on the Internet. This could reduce demand for CTT’s inventory, increase the cost of doing business as a result of litigation costs or increased inventory or delivery costs, or otherwise harm CTT’s business.

21.	Security of online transactions via the Internet and any security breaches will have a negative impact on CTT’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. CTT retains all pertinent data about a customer, including name, payment information, address, what they purchased, and credit card information. Many factors may cause compromises or breaches of security systems used by CTT and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect CTT’s business. Circumvention of CTT’s security measures could result in misappropriation of its proprietary information or cause interruptions of CTT’s operations. Protecting against the threat of such security breaches may require CTT to expend significant amounts of capital and other resources. There can be no assurance that CTT’s security measures will prevent security breaches. Currently, CTT has no security features in place on its website, with the exception that CTT utilizes PayPal as a processor for credit cards.

CTT does not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce CTT’s net revenues and its gross margin. CTT may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. If CTT is unable to detect or control credit card fraud, CTT’s liability for these transactions could negatively impact CTT’s business. To date, CTT has not been assessed any fines for chargebacks in the past, but chargebacks may arise in the future. CTT has taken measures to detect and reduce the risk of fraud, but these measures may not be effective. If these measures do not succeed, CTT’s business will suffer.

22.	CTT’s business will be adversely affected if the infrastructure of the Internet is unable to support demands placed on it by CTT’s business.

The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet ’s infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, CTT expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by CTT.

Page - 16

Item 2. Description of Property.

CTT’s primary asset is its 100% interest in CTT Distributors Ltd. CTT Distributors Ltd.’s assets consist of its domain name www.cheaperthanthem.com, its website, and the inventory it has in stock at this time.

CTT operates from its principal office located at Suite 305, South Tower, 5811 Cooney Road, Richmond, British Columbia. CTT subleases the 500 square foot office space on a month-to-month lease at a rental rate of CDN$6,000 a year (US$5,200/year). CTT’s principal office is comprised of two offices, one for administration and the other one Mr. Sankhala’s office, and a secure data room for CTT’s server. Management believes this office space is sufficient at this time. CTT also utilizes a secured warehouse of one of its Fulfillment Associates located at Unit 110, 4471 - #6 Road, Richmond, British Columbia on a rent free basis. For allowing CTT to use the space in the warehouse for its products, CTT pays the supplier $0.05 per each unit that is sold from the warehouse. The $0.05 is built into the price of every unit CTT purchases. The inventory is stored at the supplier’s warehouse. The cost is not segregated as it is merely a courtesy to CTT from the supplier. LTP Tech owns the space where CTT stores its inventory. CTT is currently in compliance with Section 9 regarding insurance coverage, as the primary tenant’s insurance provides blanket coverage for CTT.

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

(c) Dividends

CTT has declared no dividends on its common stock in fiscal 2005. CTT has no current plans to declare or pay any dividend on its common stock.

(d) Recent Sales of Unregistered Securities

In the past three fiscal years, CTT has sold the following securities that were not registered under the Securities Act of 1933.

On December 29, 2004, CTT issued 455,001 shares of common stock to the shareholders of the subsidiary for the acquisition of all of the outstanding shares of CTT Distributors Ltd. pursuant to the terms of the share exchange agreement. CTT relied upon Rule 903 of Regulation S for the applicable exemption to issue the unregistered shares. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Page - 17

The list of shareholders, the number of shares exchanged and the number of shares received are listed in the following table:

Shareholders	Shares Exchanged	Percentage of Total Shares	Shares Received
Jessika Prasad	35,000	7.69%	35,000
Michael Shevchenko	23,000	5.05%	23,000
Jagdeep Bhathal	20,000	4.40%	20,000
Nicholas Brown	25,000	5.49%	25,000
Taryn Enns	12,000	2.64%	12,000
Tom Novis	13,000	2.86%	13,000
Lynne Enns	9,000	1.98%	9,000
Roy Enns	9,000	1.98%	9,000
Kate MacLean	10,000	2.20%	10,000
Susan Novis	17,000	3.74%	17,000
Richard Novis	100,000	21.98%	100,000
Gordon Moreland	17,000	3.74%	17,000
Harry Joa	80,000	17.58%	80,000
Kerri Enns	19,000	4.18%	19,000
Ali Hussain	26,000	5.71%	26,000
Abid Shah	18,000	3.96%	18,000
Cyrus Kashani	22,000	4.84%	22,000
Amit Sankhala	1	0.00%	1
Totals	455,001	100.00%	455,001

On July 13, 2005, the board of directors authorized the issuance of up to 1,000,000 shares of common stock at an offering price of $0.10 per share. The offering price was arbitrarily set by CTT and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

On July 13, 2005, CTT raised $70,000 in cash from this offering and issued an aggregate 700,000 restricted shares to the subscribers as listed below. This offering was closed in September 2005.

Name of Subscriber	Number of Units	Consideration
Anna Liza Aman	150000	$15,000
Angelito Dela Cruz	120000	$12,000
Emirita Hernandez	125000	$12,500
Annabelle Layugan	150000	$15,000
Ria Reyes	155000	$15,500
Total	700000	$70,000

CTT relied upon Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. CTT received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Page - 18

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

Overview

CTT is a start-up, development stage company and has not generated any significant revenues from its e-commerce business operations.

CTT was incorporated under the laws of the State of Delaware on January 14, 2000 as Slabsdirect.com, Inc. On January 7, 2005, the former sole director and officer of CTT resigned and the current sole director and officer, Amit Sankhala was appointed. Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets. On January 7, 2005, CTT merged with Slabsdirect.com, Inc. and became the parent company to CTT Distributors Ltd.

On December 29, 2004, Slabsdirect.com, Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. See Exhibit 10.1 - Share Exchange Agreement for more details. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of CTT since the reverse merger (December 29, 2004) and the historical accounts of CTT Distributors Ltd. since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation.

Prior to the acquisition of CTT Distributors Ltd., Slabdirect.com, Inc.’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd., a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. CTT disposed of its interest in Slabsdirect.com Online (BC) Ltd. to the former president of Slabsdirect.com, Inc. pursuant to the stock purchase agreement dated December 29, 2004. See Exhibit 10.2 - Stock Purchase Agreement for more details.

Page - 19

During the fiscal year ended December 31, 2005, CTT focused its efforts on the e-commerce operations of its business, including the development of the website and its strategic alliances for marketing.

During the next 12 months, CTT has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees, other than what will be required as part of CTT’s plan of operation. See “Plan of Operation” below for more information. Other than as described in this section, CTT has no other financing plans.

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills. CTT’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern. Accordingly, CTT’s financial statements contained in this annual report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business. CTT incurred net losses for the period from inception of May 17, 2004 to December 31, 2005 of $129,297.

CTT had net loss of $76,753 during the year ended December 31, 2005. As of December 31, 2005, CTT had a cash balance of $14,061, accounts receivable of $7,213, prepaid expenses of $429, and inventory of $2,527. When these current assets were offset against CTT’s current liabilities of $81,246, in accounts payable of $32,685, in accrued liabilities of $28,131, in amounts due to related parties of $11,694, and in a note payable of $8,736, CTT was left with a working capital deficit of $57,016 at December 31, 2005.

As of December 31, 2004, CTT had total assets of $53,541 consisting of cash of $28,124, accounts receivable of $22,829, inventory of $400, and an intangible asset relating to the website of $2,188, representing the costs of designing the website of $2,500, net of accumulated amortization of $312. CTT’s liabilities on December 31, 2004 totaled $97,422, consisting of $63,534 in accounts payable and $13,996 in accrued liabilities, $11,156 due to related parties and $8,736 in notes payable. Accounts payable of $63,534 consisted of $23,190 for accounting and audit fees, $31,703 for legal costs, $7,000 for inventory, and $1,641 for other miscellaneous administrative costs. Accrued liabilities of $13,996 included $9,000 for accrued accounting and audit fees and $3,100 for accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $11,156 due to Mr. Sankhala is comprised of $1,206 for expense reimbursements, and $9,950 for cash advances. The note payable of $8,736 was issued for the purchase of CTT’s opening inventory and is secured by a demand promissory note, bearing no interest. When these assets were offset against CTT’s liabilities, CTT was left with a working capital deficit of $46,069 at December 31, 2004.

CTT’s financial statements included in this annual report have been prepared without any adjustments that would be necessary if CTT becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

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

CTT has adopted a phased plan of operation to the development of the website and its operations. See “Plan of Operation” below for more detail. This allows CTT to allocate the expenditures of its resources in a very timely and measured manner. CTT will not continue with expenditures in any phase of the development if Amit Sankhala thinks CTT will be unable to complete the designated task. CTT may require further equity financing to provide for some of the working capital required to implement future development of the website and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

To meet its need for cash, CTT will rely on any revenues generated from its business operations and on equity financings. Any revenue and financings will be applied to (1) development of CTT’s website www.cheaperthanthem.com and implementation of CTT’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long CTT can satisfy its cash requirements. Management believes that CTT can satisfy its cash needs for until June 2006 based upon its receivables and inventory on hand. As well, with the payment terms that CTT has with its suppliers, it can purchase most inventory on 60 day terms. CTT keeps its costs down by paying Amit Sankhala a salary and keeping its operating expenses low.

Page - 20

If CTT requires additional proceeds, CTT will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. CTT has no assurance that future equity financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, CTT may be unable to continue, develop or expand its e-commerce operations. Equity financing could result in additional dilution to existing shareholders. At the present time, CTT has not made any arrangements to raise additional cash.

If CTT is unable to complete any phase of its plan of operation because it does not have enough money, CTT will suspend business operations until CTT raises additional working capital. If CTT cannot raise the required working capital, CTT will either have to suspend operations until it does raise the required working capital, or cease operations entirely. If CTT ceases business operations, CTT does not know what it will do and does not have any plans to do anything else. At that time, if it is in the best interest of CTT and its shareholders, management will consider liquidation.

Comparison of the Fiscal Years Ended December 31, 2005 and 2004

Results of Operation

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

For the year ended December 31, 2005, CTT had net loss of $76,414, which was an increase of $23,531 from CTT’s net loss of $52,883 for year ended December 31, 2004. The increase in net loss for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was primarily due to an increase in general and administrative expenses and an increase in professional fees as a result of CTT’s increased business operations.

Revenues

Total revenue for the year ended December 31, 2005 was $30,642 compared to $30,789 for the year ended December 31, 2004. During 2005, CTT commenced its business operations and went live with its website. Management expects revenues to increase from CTT’s business operations.

CTT has generated revenues of $61,431 from operations since its inception and has no long-term commitments or contingencies. For the fiscal year ended December 31, 2005, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	1,760	$14.24	42%
MP3 Players	35	$133.32	41%

For the fiscal year ended December 31, 2004, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	2,510	$11.69	11%
MP3 Players	32	$73.80	21%

Page - 21

There is no real reason for the rate of decline on sales of FM receivers other than the lack of customer demand on the website. The increase in average gross margins on the sale of receivers is due to the drop in product cost and the increased price that the consumer is willing to pay. Also, the trend in sales is that in the summer and winter months the sales spikes for the holidays.

The breakdown of CTT’s sales between its Direct Business and its Fulfillment Business is 100% and nil respectively. Inventory is kept low as CTT’s suppliers have inventory on hand. CTT’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with CTT’s supply channels to meet demands. If CTT is unable to provide the inventory and meet demands, it will place mark the product as “out of stock” on the website. To date, CTT has not made any fulfillment sales.

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale which are customers that call up the Company and the Company has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. At December 31, 2004 the average days outstanding was 169 days and at December 31 2005 the average number of days had decreased to 86 days. The decrease in days outstanding is due to CTT collecting its outstanding accounts receivable balances on a more timely basis. There is definitely a direct correlation between the outstanding accounts and CTT’s liquidity. CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability

Operating Expenses

Total operating expenses increased to $90,202 for the year ended December 31, 2005, from $38,095 for the year ended December 31, 2004, due primarily to increases in consulting fees of $3,423, in donated services of $3,747, in general and administrative of $4,725, and professional fees of $45,553, and to a decrease in advertising and marketing of $5,654. CTT’s expenses increased because CTT increased its business operations and its investing and financing activities. Management expects CTT’s operating expenses to continue to increase as CTT increases its business operations and its investing and financing activities.

For the fiscal year ended December 31, 2005, CTT realized $30,642 in sales of its products. The concurrent cost of sales was $17,193, resulting in gross profit from operations of $13,449. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) advertising and marketing expenses of $83; (b) general administrative expenses of $9,531, which included $3,790 for rent; (c) professional fees of $67,004, which included legal fees of $43,065, accounting fees of $10,150 for preparation of the financial statements, and auditor’s fees of $13,450 (d) consulting fees of $5,712; (e) donated services of $7,247, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (f) amortization of $625 for the accumulated amortization on the website. Therefore, for the fiscal period ending December 31, 2005 CTT had total net loss of $76,753.

For the fiscal year ended December 31, 2004, CTT realized $30,789 in sales of its products. The concurrent cost of sales was $27,836, resulting in gross profit from operations of $2,953. CTT’s cost of sales consist solely of inventory costs. During the same period, CTT incurred (a) advertising and marketing expenses of $5,737, which included $5,000 paid for Internet marketing costs; (b) general administrative expenses of $4,806, which included $1,610 for incorporation fees and $2,479 for rent; (c) professional fees of $21,451, which included legal fees of $5,421, accounting fees of $6,070 for preparation of the financial statements, and auditor’s fees of $9,960 (d) consulting fees of $2,289; (e) donated services of $3,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (f) amortization of $312 for the accumulated amortization on the website. Therefore, for the fiscal period ending December 31, 2004 CTT had total net loss of $52,883.

Management believes that CTT’s software development costs are non-recurring. The software development costs are non-recurring because CTT is just amending the website. By investing $110,000, CTT will be enhancing its online marketing strategy and potentially changing the architecture of the website, the programming language etc. This feeds into CTT’s comment that by developing new technology service offerings CTT will be able to attract new customers and offer a better product to its consumers.

CTT has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, CTT’s auditors stated in their report that they have substantial doubt that CTT will be able to continue as a going concern.

Page - 22

Off-Balance Sheet Arrangements

CTT has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on CTT’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor does CTT have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

CTT’s capital resources have been limited. CTT currently does not generate significant revenue from its business operations to be profitable, and to date has primarily relied on the sale of equity for working capital for its business operations.

CTT had cash of $14,061 and a working capital deficit of $57,016 at December 31, 2005. During the fiscal year ended December 31, 2005 CTT funded its operations through revenues from CTT’s business operations of $30,642 and the private placement of 700,000 shares of common stock for which CTT received cash of $70,000.

The notes to CTT’s consolidated financial statements as of December 31, 2005 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern. CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $163,918. While management believes that CTT will begin to generate more revenue during the year, as of December 31, 2005, CTT had $81,246 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

While CTT has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and continue with its business operations. CTT is seeking financing in the form of equity in order to provide the necessary working capital, but currently has no commitments for financing. There are no assurances CTT will be successful in raising the funds required and there can be no assurances that CTT can obtain financing on terms reasonably acceptable to it or at all. The lack of capital may force CTT to suspend its business operations.

Management believes that CTT’s existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next three months, except any required working capital for its plan of operation. Even though CTT’s monthly burn was $7,490 in the fiscal year ended December 31, 2005, CTT had sufficient enough accounts receivable coming in that would lead management to believe that CTT has three months of working capital available. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

Below is a discussion of CTT’s sources and uses of funds for the year ended December 31, 2005.

Net Cash Used in Operating Activities

CTT had cash of $14,061 and a working capital deficit of $57,016 at December 31, 2005. During the fiscal year ended December 31, 2005, CTT used $71,996 in cash for operating activities. This was primarily a result of an operating loss of $76,753, offset by non-cash items for amortization ($625) and donated services ($7,247), and a net decrease in operating assets and liabilities of $3,115. During the fiscal year ended December 31, 2005, CTT paid $16,713 towards accounts payable, which was offset by a decrease in accounts receivable of $15,616 representing the collection of outstanding amounts. The large decrease in accounts payable was primarily a result of payment of legal fees during the period ended December 31, 2005, which were accrued during the period ended December 31, 2004. The decrease in accounts receivable resulted from sales generated during the period ended December 31, 2005, which were collected during the fiscal year ended December 31, 2005. There were also minor changes in prepaid expenses, inventory and due to related parties resulting in a net use of cash of $2,018.

Page - 23

Net Cash Used in Financing Activities

CTT generated $57,933 from financing activities during the fiscal year ended December 31, 2005 from the receipt of subscription proceeds related to 700,000 shares of common stock at $0.10 per share, net of stock offering costs of $12,067. CTT has no contingencies or long-term commitments.

Net Cash Used in Investing Activities

During the fiscal year ended December 31, 2005, CTT did not incur any change in cash flows from investing activities.

Contingencies and Commitments

CTT does not currently have any commitments for material capital expenditures over the short or long term. CTT expects to incur $3,000 per month in operating losses in the next 12 to 18 months, largely due to expenses associated with the development and operation of the website but also due to operating costs during that same time period. CTT’s monthly operating costs include CDN$600 for rent of CTT’s principal office, CDN$43 for Internet services and access, and $500 for miscellaneous office expenses.

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at December 31, 2005 there was no allowance for doubtful accounts.

Foreign Currency Transaction/ Balances

CTT’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. CTT has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of December 31, 2005, CTT has only generated $61,431 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Page - 24

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

Phase 2 - Expand inventory and products (6 months)

In Phase 2, CTT plans to expand its product line to include inventory and products as the new products become available from suppliers and Fulfillment Associates. CTT will allocate 25% of this phase’s budget to the purchase of new and existing merchandise.

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

Page - 25

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

Phase 4- Corporate Development (4 months)

In Phase 4, CTT plans to expand its business operations by creating products directly applicable to the non-branded, discounted product market. CTT intends to create products that are copies of the products that mainstream producers like Apple, Sony and Samsung produce. Create means to develop a product that has similar functionality and style, yet does not and will not infringe on anyone’s intellectual property. CTT currently has no in house manufacturing. CTT will identify a trend in electronics being sold by companies such as the Apple iPod or Sony MP3 players and work with the manufacturer to create similar looking and functioning products.

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

Uncertainties Relating to Forward-Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by management’s use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about CTT’s plan of operations and raising capital from external sources are forward-looking statements.

Management’s discussion and analysis of CTT’s financial condition and the results of its operations and other sections of this report contain forward looking statements that are based upon the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements. As well, CTT’s future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause CTT’s future results to differ from these expectations include general economic conditions, particularly as they affect CTT’s business operations and its ability to raise sufficient working capital. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, CTT’s outcome may vary substantially from its anticipated or projected results, and accordingly, CTT expresses no opinion on the achievability of those forward-looking statements and gives no assurance that any of the assumptions relating to the forward-looking statements are accurate.

Page - 26

All forward-looking statements are made as of the date of filing of this Form 10-KSB and CTT disclaims any duty to update these statements.

CTT may, from time to time, make oral forward-looking statements. CTT strongly advises you to read the foregoing paragraphs and the risk factors described in this annual report and in CTT’s other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause CTT’s actual results to differ materially from those in the oral forward-looking statements. CTT disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2005 attached as an Exhibit to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with CTT’s accountants on accounting and financial disclosure. CTT’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

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

Page - 27

The names, addresses, ages and positions of CTT’s present officers and directors are set forth below:

Name and Address	Age	Positions
Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	23
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole member of CTT’s board of directors

President, secretary and sole member of the board of directors of CTT Distributors Ltd.

Amit Sankhala ● Amit Sankhala (23 years) had been the sole director and officer of CTT since December 2004. Mr. Sankhala is currently a Political Science student attending Simon Fraser University. In 2001, Mr. Sankhala developed an internet marketing strategy for his tour company, Dynamic Tours Pvt. Ltd.. Since May 2003, Mr. Sankhala has been an employee of Tiger Ventures Inc., which oversees operations of Dynamic Tours Pvt. Ltd. and Tiger Resorts Pvt. Ltd. Since 2003, Mr. Sankhala has been the Managing Director of Dynamic Tours Pvt. Ltd. of New Delhi, India, an organization established in 1983 that caters to wildlife, adventure and special interest tours in India. Since 2003, Mr. Sankhala has also been the Managing Director of Tiger Resorts Pvt. Ltd. of New Delhi, India, an organization which has two jungle lodges, located in Kanha National Park and Bandhavgarh National Park, which are both world renowned jungles for their tiger population.

Conflicts of interest

CTT thinks that its sole officer may be subject to conflicts of interest because the sole officer may not be able to devote all his time to CTT’s operations. Mr. Sankhala devotes 40 hours a week to CTT’s operations. Mr. Sankhala has no other obligations that prevent him from devoting his full time to CTT’s operations, with the exception that Mr. Sankhala studies for his political degree for 10 hours per week.

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

Page - 28

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Amit Sankhala CEO, CFO, President, and sole Director Jan 2005 to Present	2003 2004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Steven Bruk CEO, CFO, President, and sole Director Jan 2000 to Jan 2005	2003 2004 2005	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	8,634,168	78.4%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 11,017,101 shares of common stock issued and outstanding as of March 30, 2006.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	8,634,168	78.4%
Common Stock	Directors and Executive Officers as a group	8,634,168	78.4%
[1] Based on 11,017,101 shares of common stock issued and outstanding as of March 30, 2006.

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

Page - 29

(b) Transactions with Promoters

Amit Sankhala is the sole promoter of CTT. Mr. Sankhala is the only person who has taken an initiative in founding and organizing its current business. Mr. Sankhala has not received anything of value from CTT nor is Mr. Sankhala entitled to receive anything of value from CTT for services provided as a promoter.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2005 and for the period May 17, 2004 to December 31, 2004.	Included
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

Filed
10.2	Stock Purchase Agreement dated December 29, 2004, between Steven Bruk and Slabsdirect.com, Inc. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
10.3	Stock Purchase Agreement dated December 29, 2004, between Amit Sankhala and Steven Bruk filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed

Page - 30

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

2005 - $11,950 - Manning Elliott LLP - Chartered Accountants
2004 - $15,250 - Manning Elliott LLP - Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of CTT’s financial statements and are not reported in the preceding paragraph:

2005 - $nil - Manning Elliott LLP - Chartered Accountants
2004 - $nil - Manning Elliott LLP - Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $nil - Manning Elliott LLP - Chartered Accountants
2004 - $nil - Manning Elliott LLP - Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2005 - $nil - Manning Elliott LLP - Chartered Accountants
2004 - $nil - Manning Elliott LLP - Chartered Accountants

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

Page - 31

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By: /s/ Amit Sankhala
Name:  Amit Sankhala
Title: Director and CEO
Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of CTT International Distributors Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Amit Sankhala	President, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors	March 30, 2006

Page - 32

Exhibit 31

Page - 33

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

Date: March 30, 2006

/s/ Amit Sankhala

Amit Sankhala
Chief Executive Officer

Page - 34

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

Date: March 30, 2006

/s/ Amit Sankhala

Amit Sankhala
Chief Financial Officer

Page - 35

Exhibit 32

Page - 36

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CTT International Distributors Inc. (“CTT”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President and Chief Executive Officer of CTT and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Amit Sankhala

Amit Sankhala
Chief Executive Officer
March 30, 2006

Page - 37

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CTT International Distributors Inc. (“CTT”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Secretary, Treasurer, and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Amit Sankhala

Amit Sankhala
Chief Financial Officer
March 30, 2006

Page - 38

CTT International Distributors Inc.
(A Development Stage Company)
December 31, 2005

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Deficit

Notes to the Consolidated Financial Statements

Page - 39

Report of Independent Registered Accounting Firm

To the Stockholders and Board of Directors
of CTT International Distributors Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year ended December 31, 2005 and the period from May 17, 2004 (Date of Inception) to December 31, 2004 and accumulated for the period from May 17, 2004 (Date of Inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the year ended December 31, 2005 and the period from May 17, 2004 (Date of Inception) to December 31, 2004 and accumulated for the period from May 17, 2004 (Date of Inception) to December 31, 2005, in conformity with generally accepted accounting principles used in the United States of America.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 16, 2006

Page - 40

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2005 $	December 31, 2004 $

ASSETS

Current Assets

Cash	14,061	28,124
Accounts receivable	7,213	22,829
Inventory	2,527	400
Prepaid expenses	429	-

Total Current Assets	24,230	51,353

Intangible Assets (Note 3)	1,562	2,188

Total Assets	25,792	53,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,685	63,534
Accrued liabilities	28,131	13,996
Due to related party (Note 4(a))	11,694	11,156
Note payable (Note 5)	8,736	8,736

Total Liabilities	81,246	97,422

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 11,017,101 shares and 10,317,101 shares, respectively	1,102	1,032

Additional Paid in Capital	96,615	38,752

Donated Capital	10,747	3,500

Deficit Accumulated During the Development Stage	(163,918)	(87,165)

Total Stockholders’ Deficit	(55,454)	(43,881)

Total Liabilities and Stockholders’ Deficit	25,792	53,541

Page - 41

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From May 17, 2004 (Date of Inception) to December 31, 2005 $	For the Year Ended December 31, 2005 $	From May 17, 2004 (Date of Inception) to December 31, 2004 $

Revenue	61,431	30,642	30,789

Cost of Sales	(45,029)	(17,193)	(27,836)

Gross Profit	16,402	13,449	2,953

Expenses

Advertising & marketing	5,820	83	5,737
Amortization	937	625	312
Consulting	8,001	5,712	2,289
Donated services	10,747	7,247	3,500
General and administrative	14,337	9,531	4,806
Professional fees	88,455	67,004	21,451

Total Expenses	128,297	90,202	38,095

Loss from Operations	(111,895)	(76,753)	(35,142)

Loss on disposal of subsidiary (Note 8)	(17,741)	-	(17,741)

Net Loss	(129,636)	(76,753)	(52,883)

Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		10,486,000	10,312,000

Page - 42

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From May 17, 2004 (Date of Inception) to December 31, 2005 $	For the Year Ended December 31, 2005 $	From May 17, 2004 (Date of Inception) to December 31, 2004 $

Operating Activities

Net loss	(129,636)	(76,753	(52,883

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	937	625	312
Donated services	10,747	7,247	3,500
Loss on disposal of subsidiary	17,741	-	17,741

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(429)	(429	-
(Increase) decrease in accounts receivable	(7,213)	15,616	(22,829
(Increase) decrease in inventory	6,209	(2,127	8,336
Increase in due to related parties	538	538	-
Increase (decrease) in accounts payable and accrued liabilities	9,032	(16,713	25,745

Net Cash Used In Operating Activities	(92,074)	(71,996	(20,078

Investing Activities

Web site development costs	(2,500)	-	(2,500
Disposal of subsidiary	1,726	-	1,726
Cash received on acquisition of CTT Distributors Ltd.	718	-	718

Net Cash Flows Used In Investing Activities	(56)	-	(56

Financing Activities

Advances from a related party	11,156	-	11,156
Proceeds from issue of common stock	95,035	57,933	37,102

Net Cash Flows Provided by Financing Activities	106,191	57,933	48,258

Increase (Decrease) in Cash	14,061	(14,063	28,124

Cash - Beginning of Period	-	28,124	-

Cash - End of Period	14,061	14,061	28,124

Non-cash Investing and Financing Activities

Inventory purchased by issue of note payable	8,736	-	8,736
Forgiveness of debt owing from a related party on disposal of subsidiary	(15,000)	-	(15,000
Forgiveness of intercompany debt on disposal of subsidiary	34,399	-	34,399

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

Page - 43

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From May 17, 2004 (Date of Inception) to December 31, 2005
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
		$	$	$	$	$

Balance - May 17, 2004 (Date of Inception) of CTT Distributors Ltd.	-	-	-	-	-	-

Common stock issued for cash	455,001	45,501	-	-	-	45,501

Stock offering costs	-	-	(8,399)	-	-	(8,399)

Adjustments for reverse acquisition:

Remove stock of CTT Distributors Ltd.	(455,001)	(45,501)	-	-	-	(45,501)
Add stock of CTT International Distributors Inc.	10,312,100	1,031	44,470	-	-	45,501
Stock issued on reverse acquisition	455,001	46	3,354			3,400
Transaction costs of reverse acquisition	-	-	(718)	-	(34,282)	(35,000)

Stock returned to treasury and cancelled	(450,000)	(45)	45	-	-	-

Donated services	-	-	-	3,500	-	3,500

Net loss	-	-	-	-	(52,883)	(52,883)

Balance - December 31, 2004	10,317,101	1,032	38,752	3,500	(87,165)	(43,881)

Common stock issued for cash	700,000	70	69,930	-	-	70,000

Stock offering costs	-	-	(12,067)	-	-	(12,067)

Donated services	-	-	-	7,247	-	7,247

Net loss	-	-	-	-	(76,753)	(76,753)

Balance - December 31, 2005	11,017,101	1,102	96,615	10,747	(163,918)	(55,454)

Page - 44

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1. Development Stage Company

The Company was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated on consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company.

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $57,016 and has accumulated losses of $163,918 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On October 4, 2005, the Company issued 700,000 common shares at $0.10 per share for cash proceeds of $57,933, net of offering costs of $12,067.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on December 30, 2005 to register 2,382,933 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company plans to offer up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

2. Summary of Significant Accounting Principles

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include accounts of the Company and its wholly-owned subsidiary, CTT Distributors Ltd. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

Page - 45

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At December 31, 2005, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of risk is one customer who represents 29% (2004 -74%) of the total accounts receivable and from a second customer who represents 25% (2004 - 22%) of the total accounts receivable. For the year ended December 31, 2005, revenue from one customer represented 25% (2004 - 55%) of total revenue and from a second customer represented 14% (2004 - 20%) of total revenue. For the year ended December 31, 2005, the Company purchased 100% (2004 - 72%) of its inventory from one vendor.

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

Page - 46

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Page - 47

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

3. Intangible Assets

	Cost $	Accumulated Amortization $	December 31, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $

Website development costs	2,500	938	1,562	2,188

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued a demand note in the amount of $9,900 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company also owes $1,794 to the President of the Company for expense reimbursements, which are unsecured non-interest bearing and due on demand.

b)	During the year ended December 31, 2005, the Company recognized a total of $6,000 (2004: $3,500) for donated services provided by the President of the Company and $1,247 of donated rent (2004: $nil).

c)	During the year ended December 31, 2004, the Company paid $5,000 to a company that is controlled by the President of the Company for marketing expenses.

d)	During the period ended December 31, 2004, the Company paid $1,600 to the President of the Company for the reimbursement of incorporation costs.

5. Note Payable

During the prior year, the Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

Page - 48

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

6. Commitments

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN $500 per month, on a month-to-month basis. For the year ended December 31, 2005, the Company incurred rent expense of $3,790 which has been recorded as general and administrative expense.

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

Allocation of Purchase Price

Cash	$ 718
Investment in Slabsdirect.com Online (BC) Ltd.	69
Due from subsidiary	34,398
Due to related party	(15,000)
Accounts payable	(51,785)

(31,600)
Costs of reverse acquisition	35,000

Paid by the issue of 455,001 shares of common stock	$ 3,400

8. Sale of Subsidiary

Prior to the acquisition of Distributors as described in Note 7, the Company’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. On December 29, 2004, subsequent to the acquisition of Distributors, the Company disposed of its interest in SlabsOnline to the former President of the Company (the “Purchaser”). The total consideration received was $16,727 consisting of cash of $1,727, the return and cancellation of 450,000 shares of common stock valued at par value of $0.001 per share, and the forgiveness of a debt of $15,000 owing to the Purchaser from the Company. The Company recognized a loss on disposal of $17,741 during the period ended December 31, 2004.

9. Common Stock

On October 4, 2005, the Company issued 700,000 common shares at $0.10 per share for cash proceeds of $57,933, net of offering costs of $12,067.

Page - 49

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses carried forward totalling $184,000 for US tax purposes and $17,000 for Canadian tax purposes, which expire starting in 2020 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $24,900 and $16,700, respectively.

The components of the net deferred tax asset at December 31, 2004 and 2005, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31, 2005 $	December 31, 2004 $

Net Operating Loss	201,000	131,200

Statutory Tax Rate	35%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	70,300	44,600

Valuation Allowance	(70,300)	(44,600)

Net Deferred Tax Asset	-	-

Page - 50