Form 10-Q
period 2006-03-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-05-15
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock - $0.0001 par value	11,017,101

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
March 31, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	12,268	14,061
Accounts receivable	5,025	7,213
Inventory	177	2,527
Prepaid expenses	484	429

Total Current Assets	17,954	24,230

Intangible Assets (Note 3)	1,406	1,562

Total Assets	19,360	25,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	41,439	32,685
Accrued liabilities	24,780	28,131
Due to related party (Note 4(a))	11,694	11,694
Note payable (Note 5)	8,736	8,736

Total Liabilities	86,649	81,246

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 11,017,101 shares	1,102	1,102

Additional Paid in Capital	96,615	96,615

Donated Capital	12,247	10,747

Deficit Accumulated During the Development Stage	(177,253)	(163,918)

Total Stockholders’ Deficit	(67,289)	(55,454)

Total Liabilities and Stockholders’ Deficit	19,360	25,792

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From May 17, 2004 (Date of Inception) to March 31, 2006 $	For the Three Months Ended March 31, 2006 $	For the Three Months Ended March 31, 2005 $

Revenue	66,456	5,025	1,000

Cost of Sales	(47,926)	(2,897)	(4,000)

Gross Profit	18,530	2,128	(3,000)

Expenses

Advertising & marketing	5,820	-	-
Amortization	1,093	156	157
Consulting	9,396	1,395	1,305
Donated services	12,247	1,500	1,500
General and administrative	16,700	2,363	5,540
Professional fees	98,604	10,049	5,890

Total Expenses	143,860	15,463	14,392

Loss from Operations	(125,330)	(13,335)	(17,392)

Loss on disposal of subsidiary	(17,741)	-	-

Net Loss	(143,071)	(13,335)	(17,392)

Loss Per Share - Basic and Diluted		-	(0.01)

Weighted Average Shares Outstanding		11,017,000	10,317,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended March 31, 2006 $	For the Three Months Ended March 31, 2005 $

Operating Activities

Net loss	(13,335)	(17,392)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	156	157
Donated services	1,500	1,500

Changes in operating assets and liabilities:
Accounts receivable	2,188	11,229
Inventory	2,350	(1,000)
Prepaid expenses	(55)	-
Accounts payable and accrued liabilities	5,403	(11,359)

Net Cash Used In Operating Activities	(1,793)	(16,865)

Investing Activities	-	-

Financing Activities	-	-

Decrease in Cash	(1,793)	(16,865)

Cash - Beginning of Period	14,061	28,124

Cash - End of Period	12,268	11,259

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $68,695 and has accumulated losses of $177,253 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At March 31, 2006, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of risk is one customer who represents 58% (December 31, 2005 - 29%) of the total accounts receivable and from a second customer who represents 40% (December 31, 2005 - 25%) of the total accounts receivable. For the three months ended March 31, 2006, the Company purchased 100% (2005 - 100%) of its inventory from one vendor.

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

m)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

n)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Page - 8

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

n) Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

3. Intangible Assets

	Cost $	Accumulated Amortization $	March 31, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $
Website development costs	2,500	1,094	1,406	1,562

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

b)	During the three months ended March 31, 2006, the Company recognized a total of $1,500 (2005 - $1,500) for donated services provided by the President of the Company.

5. Note Payable

The Company issued a demand promissory note for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

6. Commitments

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month, on a month-to-month basis. For the three months ended March 31, 2006, the Company incurred rent expense of $1,395 (2005 - $nil) which has been recorded as general and administrative expense.

7. Subsequent Event

On April 9, 2006, the Company issued a promissory note to the President of the Company for cash advances of $41,000. The note is unsecured, non-interest bearing and due on demand.

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

CTT was merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc. Slabsdirect.com Inc. was incorporated under the laws of the State of Delaware on January 14, 2000. CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect.com Inc. were adopted as the Articles of CTT. Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets.

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

In the past fiscal year, CTT focused its efforts on the e-commerce operations of its business, including the development of the website and its strategic alliances for marketing. During the next 12 months, CTT has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees, other than what will be required as part of CTT’s plan of operation. See “Plan of Operation” below for more information.

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills. CTT’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern. Accordingly, CTT’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business. CTT incurred net losses for the period from inception of May 17, 2004 to March 31, 2006 of $143,071.

Page - 10

CTT had net loss of $13,335 during the three month period ended March 31, 2006. As of March 31, 2006, CTT had a cash balance of $12,268, accounts receivable of $5,025, prepaid expenses of $484, and inventory of $177, and an intangible asset relating to the website of $1,406, representing the costs of designing the website of $2,500, net of accumulated amortization of $1,094. CTT’s liabilities on March 31, 2006 totalled $86,649, consisting of $41,439 in accounts payable and $24,780 in accrued liabilities, $11,694 due to related parties and $8,736 in notes payable. Accounts payable of $41,439 consisted of $11,985 for accounting and audit fees, $27,969 for legal costs, $544 for inventory, and $941 for other miscellaneous administrative costs. Accrued liabilities of $24,780 consisted of accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $11,694 due to Mr. Sankhala is comprised of $1,794 for expense reimbursements, and $9,900 for cash advances. The note payable of $8,736 was issued for the purchase of CTT’s opening inventory and is secured by a demand promissory note, bearing no interest. When these assets were offset against CTT’s liabilities, CTT was left with a working capital deficit of $68,695 at March 31, 2006.

CTT’s financial statements included in this quarterly report have been prepared without any adjustments that would be necessary if CTT becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

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

To meet its need for cash, CTT will rely on any revenues generated from its business operations and on debt and equity financings. Any revenue and financings will be applied to (1) development of CTT’s website www.cheaperthanthem.com and implementation of CTT’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long CTT can satisfy its cash requirements. On April 9, 2006, Amit Sankhala advanced $41,000 to the Company for working capital purposes, secured by a promissory note. Management believes that CTT can satisfy its cash needs until June 2007 based upon its existing cash, receivables and inventory on hand. As well, with the payment terms that CTT has with its suppliers, it can purchase most inventory on 60 day terms. CTT keeps its costs down by not paying Amit Sankhala a salary and keeping its operating expenses low.

Page - 11

If CTT requires additional proceeds, CTT will have to find alternative sources, like a public offering, a private placement of securities, or additional loans from its sole officer or others. CTT has no assurance that future equity financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, CTT may be unable to continue, develop or expand its e-commerce operations. Equity financing could result in additional dilution to existing shareholders.

At the present time, CTT is seeking equity financing to provide for the capital required to implement the phases of its plan of operation. CTT cannot guaranty that the proceeds raised from any offering, if any, will be enough for it to stay in business.

CTT anticipates that it will require approximately $363,600 for additional organization costs for the next 12 months. CTT will require approximately (a) $250,000 for CTT’s plan of operations, as described below in the “Plan of Operations”, (b) $2,000 for its transfer agent’s annual fee, (c) $15,000 for accounting fees, (d) $2,500 for additional filing fees, (e) $1,500 for printing costs, (f) $30,000 for additional legal fees, (g) $25,000 for debt repayment, and (h) $37,600 for CTT’s costs of its offering. These estimates are based on the average of quotes for services CTT has obtained and on average costs of other entities that have filed a registration statement. Even if all the shares offered by CTT under its offering are purchased, CTT will still need an additional $113,600 in working capital to meet all its capital costs. CTT expects to raise the shortfall in working capital with revenues it generates from its business operations or from additional equity offerings.

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

Comparison of the Three Month Periods Ended March 31, 2006 and 2005

Results of Operations

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

For the three month period ended March 31, 2006, CTT had net loss of $13,335, which was a decrease of $4,057 from CTT’s net loss of $17,392 for the three month ended March 31, 2005. The decrease in net loss for the year three month ended March 31, 2006, as compared to the three month ended March 31, 2005, was primarily due to an increase in CTT’s increased business operations, which resulted in an increase in gross profits, a decrease in general and administrative expenses, and an increase in professional fees.

Revenues

CTT has generated revenues of $66,456 from operations since its inception and $5,025 in revenues for the three month period ended March 31, 2006. For the three month period ended March 31, 2006, CTT realized the following sales:

Page - 12

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	15	$13.00	42%
MP3 Players	30	$161.00	42%

For the three month period ended March 31, 2005, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	400	$15	33%
MP3 Players	nil	$nil	nil%

There is no real reason for the rate of decline on sales of FM receivers other than the lack of customer demand on the website. The increase in average gross margins on the sale of receivers is due to the drop in product cost and the increased price that the consumer is willing to pay.

The breakdown of CTT’s sales between its Direct Business and its Fulfillment Business is 100% and nil respectively. Inventory is kept low as CTTs suppliers have inventory on hand. CTT’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with CTT’s supply channels to meet demands. If CTT is unable to provide the inventory and meet demands, it will place mark the product as out of stock” on the website. To date, CTT has not made any fulfillment sales.

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up CTT and CTT has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. At March 31, 2005 the average days outstanding was 1,044 days and at March 31, 2006 the average number of days had decreased to 90 days. The decrease in days outstanding is due to CTT collecting its outstanding accounts receivable balances on a more timely basis. There is definitely a direct correlation between the outstanding accounts and CTT’s liquidity. CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability.

Operating Expenses

Total operating expenses increased to $15,463 for the three month period ended March 31, 2006, from $14,392 for the three month period ended March 31, 2005, due primarily to increases in professional fees of $4,459 and a decrease in general and administrative of $3,177. CTT’s expenses increased because CTT increased its business operations and its investing and financing activities. Management expects CTT’s operating expenses to continue to increase as CTT increases its business operations and its investing and financing activities.

For the three month period ended March 31, 2006, CTT realized $5,025 in sales of its products. The related cost of sales was $2,897, resulting in gross profit from operations of $2,128. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $2,363; (b) professional fees of $10,049, which included legal fees of $6,349, accounting fees of $2,700 for preparation of the financial statements, and auditor’s fees of $1,000; (c) consulting fees of $1,395; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending March 31, 2006, CTT had total net loss of $13,335.

Page - 13

For the three month period ended March 31, 2005, CTT realized $1,000 in sales of its products. The related cost of sales was $4,000, resulting in a loss from operations of $3,000. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $5,540; (b) professional fees of $5,890, which included legal fees of $3,040, accounting fees of $1,350 for preparation of the financial statements, and auditor’s fees of $1,500; (c) consulting fees of $1,305; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $157 for the accumulated amortization on its website. Therefore, for the three month period ending March 31, 2005, CTT had total net loss of $17,392.

CTT has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, CTT’s auditors stated in their report for the fiscal period ended December 31, 2005 that there is substantial doubt that CTT will be able to continue as a going concern.

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

CTT had cash of $12,268 and a working capital deficit of $68,695 at March 31, 2006. During the three month period ended March 31, 2006 CTT funded its operations through revenues from CTTs business operations of $5,025 and existing cash on hand. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000.

The notes to CTTs consolidated financial statements as of March 31, 2006 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern. CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $177,253. While management believes that CTT will begin to generate more revenue during the year, as of March 31, 2006, CTT had $86,649 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Amit Sankhala believes that CTT’s existing capital resources, including the subsequent loan proceeds of $41,000, will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next thirteen months, except any required working capital for its plan of operation. Even though CTTs monthly burn was $4,445 during the three month period ended March 31, 2006, CTT had sufficient a sufficient cash position and enough accounts receivable coming in that would lead management to believe that CTT has thirteen months of working capital available, including the subsequent $41,000 advanced by Amit Sankhala. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

Page - 14

CTT expects to incur $3,000 per month in operating losses in the next 12 to 18 months, largely due to expenses associated with the development and operation of the website but also due to operating costs during that same time period. CTT’s monthly operating costs include $500 for rent of CTT’s principal office, CDN$43 for Internet services and access, and $500 for miscellaneous office expenses.

CTT has no contingencies or long-term commitments.

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at March 31, 2006, there was no allowance for doubtful accounts.

Foreign Currency Transaction / Balances

CTT’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. CTT has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Page - 15

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of March 31, 2006, CTT has a working capital deficit of $68,695, has only generated $66,456 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 16

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

Page - 17

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended March 31, 2006, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

Page - 18

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended march 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 19

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
Dated: May 15, 2006

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

Date: May 15, 2006

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

Date: May 15, 2006

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

May 15, 2006

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

May 15, 2006

Page - 27