Form 10QSB
period 2006-06-30
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-08-14
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to ___________________

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
[ X ] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock - $0.0001 par value	11,017,101

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
June 30, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	June 30, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	7,095	14,061
Accounts receivable	5,090	7,213
Inventory	140	2,527
Prepaid expenses	429	429

Total Current Assets	12,754	24,230

Intangible Assets (Note 3)	1,250	1,562

Total Assets	14,004	25,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	16,987	32,685
Accrued liabilities	23,692	28,131
Due to related party (Note 4(a))	11,694	11,694
Notes payable (Note 5)	49,736	8,736

Total Liabilities	102,109	81,246

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 11,017,101 shares	1,102	1,102

Additional Paid in Capital	96,615	96,615

Donated Capital	13,747	10,747

Deficit Accumulated During the Development Stage	(199,569)	(163,918)

Total Stockholders’ Deficit	(88,105)	(55,454)

Total Liabilities and Stockholders’ Deficit	14,004	25,792

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	66,521	65	2,700	5,090	3,700

Cost of Sales	(47,963)	(37)	(1,696)	(2,934)	(5,696)

Gross Profit	18,558	28	1,004	2,156	(1,996)

Expenses

Advertising & marketing	5,820	-	83	-	83
Amortization	1,249	156	156	312	313
Consulting	11,357	1,961	1,294	3,356	2,599
Donated services (Note 4(b))	13,747	1,500	1,500	3,000	3,000
General and administrative	19,885	3,185	2,769	5,548	8,309
Professional fees	114,146	15,542	18,481	25,591	24,371

Total Expenses	166,204	22,344	24,283	37,807	38,675

Loss from Operations	(147,646)	(22,316)	(23,279)	(35,651)	(40,671)

Loss on disposal of subsidiary	(17,741)	-	-	-	-

Net Loss	(165,387)	(22,316)	(23,279)	(35,651)	(40,671)

Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		11,017,000	10,317,000	11,017,000	10,317,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2006	2005
	$	$

Operating Activities

Net loss	(35,651)	(40,671)

Adjustments to reconcile net loss to net cash used in operating activities	(35,651)	(40,671)

Amortization	312	313
Bad debt expense	-	5,000
Donated services	3,000	3,000

Changes in operating assets and liabilities:
Accounts receivable	2,123	9,129
Inventory	2,387	(6,700)
Prepaid expenses	-	-
Accounts payable and accrued liabilities	(20,137)	7,212
Due to related parties	-	538

Net Cash Used in Operating Activities	(47,966)	(22,179)

Investing Activities	-	-

Financing Activities	-	-

Proceeds from issuance of note payable to related party	41,000	-

Net Cash Provided by Financing Activities	41,000	-

Decrease in Cash	(6,966)	(22,179)

Cash - Beginning of Period	14,061	28,124

Cash - End of Period	7,095	5,945

Non-cash Investing and Financing Activities

Deferred stock offering costs	-	(12,067)

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. The Company has a working capital deficiency of $89,355 and has accumulated losses of $199,569 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on June 14, 2006 to register 2,382,933 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The SB-2 was declared effective on June 29, 2006. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company plans to offer up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At June 30, 2006, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of credit risk is one customer who represents 57% (December 31, 2005 - 29%) of the total accounts receivable and from a second customer who represents 40% (December 31, 2005 - 25%) of the total accounts receivable. For the six months ended June 30, 2006, revenue from one customer represented 57% (2005 - 86%) of total revenue and from a second customer represented 40% (2005 - 14%) of total revenue. For the six months ended June 30, 2006, the Company purchased 100% (2005 - 100%) of its inventory from one vendor.

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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3. Intangible Assets

	Cost $	Accumulated Amortization $	June 30, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $
Website development costs	2,500	1,250	1,250	1,562

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued a demand note in the amount of $9,900 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company also owes $1,794 to the President of the Company for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)	During the six months ended June 30, 2006, the Company recognized a total of $3,000 (2005 - $3,000) for donated services provided by the President of the Company.

5. Notes Payable

a)
The Company issued a demand promissory note to the President of the Company for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

b)
During the three month period ended June 30, 2006, the Company issued a demand promissory note to the President of the Company for cash advances of $41,000. The note is unsecured, non-interest bearing and due on demand.

6. Commitment

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month, on a month-to-month basis. For the six months ended June 30, 2006, the Company incurred rent expense of $2,875 (2005 - $nil) which has been recorded as general and administrative expense.

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

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills. CTT’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern. Accordingly, CTT’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business. CTT incurred net losses for the period from inception of May 17, 2004 to June 30, 2006 of $165,387.

Page - 10

CTT incurred a net loss of $22,316 during the three month period ended June 30, 2006. As of June 30, 2006, CTT had a cash balance of $7,095, accounts receivable of $5,090, prepaid expenses of $429, and inventory of $140, and an intangible asset relating to the website of $1,250, representing the costs of designing the website of $2,500, net of accumulated amortization of $1,250. CTT’s liabilities on June 30, 2006 totalled $102,109, consisting of $16,987 in accounts payable and $23,692 in accrued liabilities, $11,694 due to related parties and $49,736 in notes payable. Accounts payable of $16,987 consisted of $3,785 for accounting and audit fees, $12,255 for legal costs, $567 for inventory, and $380 for other miscellaneous administrative costs. Accrued liabilities of $23,692 consisted of accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $49,736 in notes payable consisted of $41,000 due to Mr. Sankhala for cash advances and $8,736 for the purchase of CTT’s opening inventory. When these assets were offset against CTT’s liabilities, CTT was left with a working capital deficit of $89,355 at June 30, 2006.

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

To meet its need for cash, CTT will rely on any revenues generated from its business operations and on debt and equity financings. Any revenue and financings will be applied to (1) development of CTT’s website www.cheaperthanthem.com and implementation of CTT’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long CTT can satisfy its cash requirements. On April 9, 2006, Amit Sankhala advanced $41,000 to the Company for working capital purposes, secured by an unsecured, demand, non-interest bearing promissory note. Management believes that CTT can satisfy its cash needs until December 2006 based upon its existing cash, receivables and inventory on hand. As well, with the payment terms that CTT has with its suppliers, it can purchase most inventory on 60 day terms. CTT keeps its costs down by not paying Amit Sankhala a salary and keeping its operating expenses low.

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

Page - 11

At the present time, CTT is seeking equity financing to provide for the capital required to implement the phases of its plan of operation. CTT cannot guaranty that the proceeds raised from any offering, if any, will be enough for it to stay in business.

CTT anticipates that it will require approximately $367,000 for additional organization costs for the next 12 months. CTT will require approximately (a) $250,000 for CTT’s plan of operations, as described below in the “Plan of Operations”, (b) $2,000 for its transfer agent’s annual fee, (c) $15,000 for accounting fees, (d) $2,500 for additional filing fees, (e) $1,500 for printing costs, (f) $30,000 for additional legal fees, and (g) $66,000 for debt repayment. These estimates are based on the average of quotes for services CTT has obtained and on average costs of other entities that have filed a registration statement. Even if all the shares offered by CTT under its current Form SB-2 offering are purchased, CTT will still need an additional $117,000 in working capital to meet all its capital costs. CTT expects to raise the shortfall in working capital with revenues it generates from its business operations or from additional equity offerings.

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

Comparison of the Three Month Periods Ended June 30, 2006 and 2005

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

For the three month period ended June 30, 2006, CTT incurred a net loss of $22,316, compared to CTT’s net loss of $23,279 for the three month period ended June 30, 2005. The decrease in net loss for the year three month ended June 30, 2006, as compared to the three month ended June 30, 2005, was primarily due to a decrease in CTT’s increased business operations, which resulted in a decrease in gross profits, an increase in general and administrative expenses, an increase in consulting services, and a decrease in professional fees.

Revenues

CTT has generated revenues of $66,521 from operations since its inception and $65 in revenues for the three month period ended June 30, 2006. For the three month period ended June 30, 2006, CTT sold one FM Receiver for $65 with a gross margin of 43% and did not sell any MP3 Players.

Page - 12

For the three month period ended June 30, 2005, CTT sold 180 MP3 Players for $2,700 for an average gross margin of 37%.

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

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up CTT and CTT has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. At June 30, 2005 the average days outstanding was 1,044 days and at June 30, 2006 the average number of days had decreased to 180 days. The decrease in days outstanding is due to CTT collecting its outstanding accounts receivable balances on a more timely basis. There is definitely a direct correlation between the outstanding accounts and CTT’s liquidity. CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability.

Operating Expenses

Total operating expenses decreased to $22,344 for the three month period ended June 30, 2006, from $24,283 for the three month period ended June 30, 2005, due primarily to a decrease in professional fees of $2,939 and an increase in general and administrative of $416. CTT’s expenses decreased because CTT decreased its business operations and its investing and financing activities. Management expects CTT’s operating expenses to increase as CTT increases its business operations and its investing and financing activities.

For the three month period ended June 30, 2006, CTT realized $65 in sales of its products. The related cost of sales was $37, resulting in gross profit from operations of $28. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $3,185; (b) professional fees of $15,542, which included legal fees of $9,292, accounting fees of $3,750 for preparation of the financial statements, and auditor’s fees of $2,500; (c) consulting fees of $1,961; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending June 30, 2006, CTT had total net loss of $22,316.

For the three month period ended June 30, 2005, CTT realized $2,700 in sales of its products. The related cost of sales was $1,696, resulting in a gross profit from operations of $1,004. CTT’s cost of sales consists solely of inventory costs. During the same period, CTT incurred (a) general administrative expenses of $2,769; (b) professional fees of $18,481, which included legal fees of $15,781, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $700; (c) consulting fees of $1,294; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending June 30, 2005, CTT had total net loss of $24,283.

Page - 13

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

CTT had cash of $7,095 and a working capital deficit of $89,355 at June 30, 2006. During the three month period ended June 30, 2006 CTT funded its operations through revenues from CTTs business operations of $65 and existing cash on hand. On April 9, 2006, the Company issue a promissory note to Amit Sankhala for cash advances of $41,000.

The notes to CTTs consolidated financial statements as of June 30, 2006 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern. CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $199,569. While management believes that CTT will begin to generate more revenue during the year, as of June 30, 2006, CTT had $102,109 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Amit Sankhala believes that CTT’s existing capital resources, including the subsequent loan proceeds of $41,000, will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next six months, except any required working capital for its plan of operation. Even though CTTs monthly burn was $15,500 during the three month period ended June 30, 2006, CTT had a sufficient cash position and enough accounts receivable coming in that would lead management to believe that CTT has six months of working capital available, including the subsequent $41,000 advanced by Amit Sankhala. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

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

Page - 14

CTT has no contingencies or long-term commitments.

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at June 30, 2006, there was no allowance for doubtful accounts.

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

Page - 15

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of June 30, 2006, CTT has only generated $66,521 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 16

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

Page - 17

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended June 30, 2006, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended June 30, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Page - 18

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) CTT did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) CTT did not sell any unregistered equity securities, except as disclosed below regarding CTT’s public offering.

On June 29, 2006, the Securities and Exchange Commission declared CTT’s Form SB-2 Registration Statement effective, file number 333-124286, permitting CTT to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in this public offering. CTT has not yet sold any shares under this public offering. The offering period for the public offering expires on December 29, 2006, unless CTT extends the offering period.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of CTT. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Page - 19

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

Page - 20

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
Dated: August 11, 2006

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

Date: August 11, 2006

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

Date: August 11, 2006

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Executive Officer

August 11, 2006

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/ Amit Sankhala
Amit Sankhala
Chief Financial Officer

August 11, 2006

Page - 27