Form 10QSB
period 2006-09-30
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2006-11-13
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock - $0.0001 par value	11,017,101

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT International Distributors Inc.
(A Development Stage Company)
September 30, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	September 30, 2006	December 31, 2005
	$	$
ASSETS

Current Assets

Cash	11,028	14,061
Accounts receivable	5,090	7,213
Inventory	140	2,527
Prepaid expenses	429	429

Total Current Assets	16,687	24,230

Intangible Assets (Note 3)	1,094	1,562

Total Assets	17,781	25,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	49,067	32,685
Accrued liabilities	22,942	28,131
Due to related party (Note 4(a))	21,694	11,694
Notes payable (Note 5)	49,736	8,736

Total Liabilities	143,439	81,246

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: nil	-	-

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 11,017,101 shares	1,102	1,102

Additional Paid in Capital	96,615	96,615

Donated Capital	15,247	10,747

Deficit Accumulated During the Development Stage	(238,622)	(163,918)

Total Stockholders’ Deficit	(125,658)	(55,454)

Total Liabilities and Stockholders’ Deficit	17,781	25,792

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	66,521	-	16,742	5,090	20,442

Cost of Sales	(47,963)	-	(5,546)	(2,934)	(11,242)

Gross Profit	18,558	-	11,196	2,156	(9,200)

Expenses

Advertising & marketing	5,820	-	-	-	83
Amortization	1,406	156	156	469	469
Consulting	15,630	4,273	1,740	7,629	4,339
Donated services	15,247	1,500	1,500	4,500	4,500
General and administrative	23,116	3,259	932	8,806	9,241
Professional fees	144,011	29,865	25,037	55,456	49,408

Total Expenses	205,230	39,053	29,365	76,860	68,040

Loss from Operations	(186,672)	(39,053)	(18,169)	(74,704)	(58,840)

Loss on disposal of subsidiary	(17,741)	-	-	-	-

Net Loss	(204,413)	(39,053)	(18,169)	(74,704)	(58,840)

Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)

Weighted Average Shares Outstanding		11,017,000	10,317,000	11,017,000	10,317,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

CTT International Distributors Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(74,704)	(58,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	469	469
Donated services	4,500	5,747

Changes in operating assets and liabilities:
Accounts receivable	2,123	6,104
Inventory	2,387	(1,153)
Prepaid expenses	-	(854)
Accounts payable and accrued liabilities	11,192	(34,854)
Due to related parties	10,000	538

Net Cash Flows Used in Operating Activities	(44,033)	(82,843)

Investing Activities	-	-

Financing Activities
Proceeds from issuance of note payable to related party	41,000	-
Proceeds from stock subscriptions	-	70,000

Net Cash Flows Provided by Financing Activities	41,000	70,000

Decrease in Cash and Cash Equivalents	(3,033)	(12,843)

Cash - Beginning of Period	14,061	28,124

Cash - End of Period	11,028	15,281

Non-cash Investing and Financing Activities

Deferred stock offering costs	-	(12,067)

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2006, the Company has a working capital deficiency of $126,752 and has accumulated losses of $238,622 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on June 14, 2006 to register 2,382,933 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The SB-2 was declared effective on June 29, 2006. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company plans to offer up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company. As at September 30, 2006, no shares have been issued with respect to the SB-2.

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At September 30, 2006, inventory consisted of music related multimedia electronic products held for sale.

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of risk is one customer who represents 57% (December 31, 2005 - 29%) of the total accounts receivable and from a second customer who represents 40% (December 31, 2005 - 25%) of the total accounts receivable. For the nine months ended September 30, 2006, revenue from one customer represented 57% (2005 - 86%) of total revenue and from a second customer represented 40% (2005 - 14%) of total revenue. For the nine months ended September 30, 2006, the Company purchased 100% (2005 - 100%) of its inventory from one vendor.

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

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

n)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Page - 8

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

n) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

o) Interim Financial Statements

These interim unaudited financial statements for the period ended September 30, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Page - 9

CTT International Distributors Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

3. Intangible Assets

	Cost $	Accumulated Amortization $	September 30, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $

Website development costs	2,500	1,406	1,094	1,562

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4. Related Party Balances/Transactions

a)
The Company issued a demand note in the amount of $19,900 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company owes $1,794 to the President of the Company for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)	During the nine months ended September 30, 2006, the Company recognized a total of $4,500 (2005 - $4,500) for donated services provided by the President of the Company.

5. Notes Payable

a)
The Company issued a demand promissory note to the President of the Company for the acquisition of its opening inventory in the amount of $8,736. The note is unsecured, non-interest bearing and due on demand.

b)	The Company issued a demand promissory note to the President of the Company for cash advances of $41,000. The note is unsecured, non-interest bearing and due on demand.

6. Commitment

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month, on a month-to-month basis. For the nine months ended September 30, 2006 and 2005, the Company incurred rent expense of $4,416 and $3,683, respectively, which has been recorded as general and administrative expense.

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

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills. CTT’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern. Accordingly, CTT’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business. CTT incurred net losses for the period from inception of May 17, 2004 to September 30, 2006 of $204,412.

Page - 11

CTT incurred a net loss of $39,053 during the three month period ended September 30, 2006. As of September 30, 2006, CTT had a cash balance of $11,028, accounts receivable of $5,090, prepaid expenses of $429, and inventory of $140, and an intangible asset relating to the website of $1,094, representing the costs of designing the website of $2,500, net of accumulated amortization of $1,406. CTT’s liabilities on September 30, 2006 totalled $143,439, consisting of $49,067 in accounts payable and $22,942 in accrued liabilities, $21,694 due to related parties and $49,736 in notes payable. Accounts payable of $49,067 consisted of $6,285 for accounting and audit fees, $41,722 for legal costs, $570 for inventory, and $490 for other miscellaneous administrative costs. Accrued liabilities of $22,942 consisted of accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. The $49,736 in notes payable consisted of $41,000 due to Mr. Sankhala for cash advances and $8,736 for the purchase of CTT’s opening inventory. When these assets were offset against CTT’s liabilities, CTT was left with a working capital deficit of $126,752 at September 30, 2006.

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

To meet its need for cash, CTT will rely on any revenues generated from its business operations and on debt and equity financings. Any revenue and financings will be applied to (1) development of CTT’s website www.cheaperthanthem.com and implementation of CTT’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long CTT can satisfy its cash requirements. On August 9, 2006, Amit Sankhala advanced $10,000 to the Company for working capital purposes, secured by an unsecured, demand, non-interest bearing promissory note. Management believes that CTT can satisfy its cash needs until December 2006 based upon its existing cash, receivables and inventory on hand. As well, with the payment terms that CTT has with its suppliers, it can purchase most inventory on 60 day terms. CTT keeps its costs down by not paying Amit Sankhala a salary and keeping its operating expenses low.

Page - 12

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

Comparison of the Three Month Periods Ended September 30, 2006 and 2005

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

For the three month period ended September 30, 2006, CTT incurred a net loss of $39,052, compared to CTT’s net loss of $18,169 for the three month period ended September 30, 2005. The increase in net loss for the year three month ended September 30, 2006, as compared to the three month ended September 30, 2005, was primarily due to CTT generating no revenues for the three month period, which resulted in nil profits, an increase in general and administrative expenses, an increase in consulting services, and an increase in professional fees.

Revenues

CTT has generated revenues of $18,558 from operations since its inception but nil in revenues for the three month period ended September 30, 2006. For the three month period ended September 30, 2006, CTT did not sell any products.

Page - 13

For the three month period ended September 30, 2005, CTT generated revenues of $16,742 in revenues by selling 750 MP3 Players for $10,825 for an average gross margin of 49%.

There is no real reason for the rate of decline on sales of products other than the lack of customer demand on the website
The breakdown of CTT’s sales between its Direct Business and its Fulfillment Business is 100% and nil respectively. Inventory is kept low as CTT’s suppliers have inventory on hand. CTT’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with CTT’s supply channels to meet demands. If CTT is unable to provide the inventory and meet demands, it will mark the product as “out of stock” on the website. To date, CTT has not made any fulfillment sales.

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up CTT and CTT has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. At September 30, 2005 the average days outstanding was 30 days and at September 30, 2006 the average number of days had increased to 180 days. The increase in days outstanding is due to CTT collecting its outstanding accounts receivable balances on a less timely basis. There is a direct correlation between the outstanding accounts and CTT’s liquidity. CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability.

Operating Expenses

Total operating expenses increased to $39,053 for the three month period ended September 30, 2006, from $29,365 for the three month period ended September 30, 2005, due primarily to an increase in professional fees of $4,828, an increase in consulting services of $2,533, and an increase in general and administrative of $2,327. CTT’s expenses decreased because CTT decreased its business operations and its investing and financing activities. Management expects CTT’s operating expenses to increase as CTT increases its business operations and its investing and financing activities.

For the three month period ended September 30, 2006, CTT realized nil in sales of its products. The related cost of sales was nil, resulting in gross profit from operations of nil. During the same period, CTT incurred (a) general administrative expenses of $3,259; (b) professional fees of $29,865, which included legal fees of $28,115, accounting fees of $1,750 for preparation of the financial statements, and auditor’s fees of $nil; (c) consulting fees of $4,273; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending September 30, 2006, CTT had total net loss of $39,052.

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

Page - 14

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

CTT had cash of $11,028 and a working capital deficit of $126,752 at September 30, 2006. During the three month period ended September 30, 2006 CTT funded its operations through a $10,000 loan from Amit Sankhala, and existing cash on hand. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000 and on August 9, 2006 the Company issued a promissory note to Amit Sankhala for cash advances of $10,000.

The notes to CTT’s consolidated financial statements as of September 30, 2006 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern. CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $238,622. While management believes that CTT will begin to generate more revenue during the year, as of September 30, 2006, CTT had $143,439 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Amit Sankhala believes that CTT’s existing capital resources, including the subsequent loan proceeds of $10,000, will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next six months, except any required working capital for its plan of operation. Even though CTT’s monthly burn was approximately $14,000 during the three month period ended September 30, 2006, CTT had a sufficient cash position and enough accounts receivable coming in that would lead management to believe that CTT has six months of working capital available, including the subsequent $10,000 advanced by Amit Sankhala. However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

Page - 15

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at September 30, 2006, there was no allowance for doubtful accounts.

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

Page - 16

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of September 30, 2006, CTT has only generated $66,521 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 17

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

Page - 18

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended September 30, 2006, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended September 30, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

Page - 19

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

Page - 20

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

Filed

Page - 21

Exhibit	Description	Status
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

CTT INTERNATIONAL DISTRIBUTORS INC.

By:/s/Amit Sankhala
Name:  Amit Sankhala
Title: Director, CEO and CFO
Dated: November 10, 2006

Page - 22

Exhibit 31

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

Date: November 10, 2006

/s/Amit Sankhala
Amit Sankhala
Chief Executive Officer

Page - 24

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

Date: November 10, 2006

/s/Amit Sankhala
Amit Sankhala
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, President, Chief Executive Officer of CTT and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/Amit Sankhala
Amit Sankhala
Chief Executive Officer

November 10, 2006

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors Inc. (“CTT”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Amit Sankhala, Treasurer and Chief Financial Officer of CTT, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of CTT.

/s/Amit Sankhala
Amit Sankhala
Chief Financial Officer

November 10, 2006

Page - 28