Form 10KSB
period 2006-12-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2007-05-15
CIK 1106285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number	000-30919

CTT INTERNATIONAL DISTRIBUTORS INC.
(Name of Small Business Issuer in its charter)

Delaware	98-6218467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Ave., Harrison, New York	10528
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (914) 777-2090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes         [ X ]  No

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 2

State issuer’s revenues for its most recent fiscal year.

$936

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Inapplicable. Common Stock has not traded.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2007

Common Stock - $0.0001 par value	9,397,101

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 3

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2006, including the discussion of the business of CTT Distributors International Inc. (“CTT” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2007; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2007 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.  All forward-looking statements are made as of the date of filing of this Form 10-KSB and CTT disclaims any duty to update such statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission.  The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 4

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

Pursuant to a share exchange agreement dated December 29, 2004, Slabsdirect agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of the Subsidiary.  The acquisition was considered a reverse acquisition for accounting and financial reporting purposes.  See Exhibit 10.1 – Share Exchange Agreement for more details.

Prior to the acquisition of the Subsidiary, Slabdirect’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada.  SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. Slabsdirect disposed of its interest in SlabsOnline to the former president of Slabsdirect pursuant to the stock purchase agreement dated December 29, 2004.  See Exhibit 10.2 – Stock Purchase Agreement for more details.

CTT maintains its statutory registered agent’s office at 3511 Silverside Road, Suite 105, Wilmington, Delaware and its business office is located at 500 Mamaroneck Ave., Harrison, NY.  CTT’s office telephone number is (914) 777-2090.

References in this Annual Report to CTT includes the Subsidiary, unless otherwise stated.

Subsequent Event

CTT entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the CTT (the “Merger”).  CTT will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, CTT’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of CTT. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of CTT’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 5

On May 9, 2007, CTT, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of CTT (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Purchase Agreement, CTT, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.

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

The security measures taken by CTT include only allowing the president of the CTT access to the confidential data and access to CTT’s server via secured password.  Also, none of the confidential payment information is accessible via the Website as it is e-mailed or faxed directly to CTT, and it is kept in a locked cabinet, which only Mr. Sankhala has access to.   CTT does retain credit card information on the order forms for a period of six months, after which the information is shredded.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 6

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

dominant retailers insist on just-in-time deliveries from manufacturers;

dominant retailers often cancel orders mid-production and return unsold merchandise;

style, color, or model changes can quickly turn inventory into closeout merchandise;

incorrect estimates of consumer demand that can lead to overproduction; and

changes in a retailer financial situation or strategy results in cancelled orders.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 7

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 8

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 9

Competition

CTT’s products and services compete with other online retailers and traditional liquidation brokers, some of which may specifically adopt CTT’s methods and target its customers.  CTT currently competes with a variety of companies that can be divided into several broad categories:

  liquidation e-tailers such as Overstock.com;

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 10

Management believes CTT is able to offer these advantages because, unlike many small businesses and retailers, CTT will have the ability to access the liquidation market to buy merchandise in bulk quantities for which it often receives volume-based price discounts provided CTT has sufficient working capital to make these types of acquisitions.  Accordingly, CTT has designed it shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of bulk loads to its small business customers.  CTT receives all shipments to its Fulfillment Associate and manufacturer in Richmond, British Columbia.  As stated, this supplier has secured warehouse facilities and as such CTT has no logistical issues.  CTT’s products are small in size and as such 100 units can fit into a four square foot box.  The largest order that CTT received and shipped to date was its FM receiver line where 500 units were received and 400 units were shipped.

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

• user privacy

• freedom of expression

• pricing

• content and quality of products and services

• taxation

• advertising

• intellectual property rights

• information security

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 11

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

Employees and Employment Agreements

Currently, CTT has no employees and CTT does not intend to hire third party independent contractors to provide services to CTT.  Mr. Sankhala, the sole officer and director until April 16, 2007, was responsible for all the business operations of CTT.  Such duties are now handled by Sajid Kapadia, whose duties included website maintenance, all corporate governance, order processing and shipping, and all other business tasks related to the products and to CTT.  Mr. Sankhala resigned on April 16, 2007 and Sajid Kapadia was appointed sole officer of CTT.

At present, CTT’s sole officer does not have an employment agreement with CTT.  CTT presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, CTT may adopt plans in the future.  There are presently no personal benefits available to any employees.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 12

Risks associated with CTT:

1.

CTT is a development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by CTT’s independent auditors in CTT’s financial statements for the period from inception, May 17, 2004, through December 31, 2006 contains an explanatory note that indicates that CTT is a development stage company and its ability to continue as a going concern and to emerge from the development stage is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations.

CTT has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about CTT’s ability to continue as a going concern.  To date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that CTT will continue to realize its assets and discharge its liabilities in the normal course of business.  CTT has not generated significant revenue and has never paid any dividends. CTT is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. There is no guarantee that CTT will be able to raise any equity financing or generate profitable operations. CTT has a working capital deficit of $91,220 and has accumulated losses of $195,923 since inception. These factors raise substantial doubt regarding CTT’s ability to continue as a going concern.

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

CTT has had no significant operating history upon which an evaluation of its future success or failure can be made.  CTT’s net loss since its inception on May 17, 2004 is $195,923.  CTT’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.  Without the generation of any revenues or any capital being raised in an equity or debt financing, CTT will run out of operating funds within four months.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 13

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

As of December 31, 2006, CTT had $16,928 in cash.  Until CTT is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity financing to finance its operations.  At any phase of CTT’s plan of operation, if CTT finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If CTT cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

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

CTT’s sole officer, Sajid Kapadia, is inexperienced in operating an e-commerce business, CTT may be forced to hire or retain qualified management, employees or consultants to perform administrative, sales or marketing roles related to an e-commerce business.  Mr. Kapadia has no direct training or experience in these areas and as a result may not be fully aware of all of the specific requirements related to working within this industry.  Mr. Kapadia ’s decisions and choices may not take into account standard managerial approaches e-commerce companies commonly use.  Consequently, CTT’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.  As a result, CTT may have to suspend or cease operations that will result in the loss of your investment.

Competition for qualified personnel is intense and CTT may not be able to hire or retain qualified personnel, which could also have a negative impact on CTT’s business.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 14

6.

CTT has no independent board members, which places them in a conflict of interest with respect to compliance with CTT’s Code of Ethics.

There is no independent director and no other compliance officer or employee to oversee compliance of CTT’s Code of Ethics.  As a result, a conflict of interest when it comes to overseeing compliance and enforcement of CTT’s Code of Ethics.  The Code of Ethics is part of CTT’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices.  As Mr. Sankhala is the sole compliance officer, he would be conflicted if he had to investigate himself if any operation or activity that involved CTT, and as a result Mr. Sankhala as the sole officer and director of CTT, was in violation of the law or of the Code of Ethics.  Such reportable violations include insider trading, non-compliance with financial reporting and record keeping requirements, failure to communicate accurate and timely information, failure to keep information confidential, failure to ensure the health and safety of CTT’s employees, a conflict of interest for personal gain at the expense of CTT, failure to compete fairly, and non-compliance with all state, federal, or international regulations.  Violations of the law or the Code of Ethics could subject CTT to severe penalties and fines, which could negatively impact on CTT’s financial position and business

7.

Because Mr. Sankhala owns more than 50% of the outstanding shares, he will be able to decide who will be elected to the board of directors and you may not be able to elect any board member, which may lead to the entrenchment of management, and will also be able to impede or effect a change of control or a sale of assets.

Amit Sankhala, CTT’s director currently owns an aggregate 6,634,168 shares (70.6%) and has voting control of CTT.  Holders of CTT’s shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of members of the board of directors, can elect all of the members to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of member to CTT’s board of directors.  As a result, Mr. Sankhala will be able to set the number of directors to be elected and to elect all of the members of CTT’s board of directors, to control CTT’s business operations, and to entrench management.

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

9.

CTT’s director owns a substantial amount of CTT’s shares of common stock: if he were to sell his shares in the public market within a short period of time, the price of CTT’s shares of common stock could drop significantly.

Amit Sankhala, a director of CTT, currently owns 6,634,168 shares of common stock, which represent 70.6% of the 9,397,101 issued and outstanding shares of common stock of CTT.  Mr. Sankhala may sell large amounts of common stock into the public market over relatively short periods of time subject to Rule 144.  Any sale of a substantial amount of CTT’s common stock in the public market by Mr. Sankhala may adversely affect the market price of CTT’s common stock.  Such sales could create public perception of difficulties or problems with CTT’s business and may depress CTT’s stock price.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 15

10.

A change in control of CTT can be delayed, impeded or effected by the director of CTT, who owns 70.6% of the outstanding shares.

CTT’s director owns 6,634,168 shares of common stock and as a result have the ability to influence the vote for a change of voting control of CTT or the vote to approve or reject any offer for the purchase and sale of CTT’s assets.

11.

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

Risks associated with CTT’ business:

12.

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

13.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 16

14.

CTT relies on one supplier for its Direct Business and on three Fulfillment Associates for its Fulfillment Business for a majority of its inventory.

CTT currently sources its entire inventory for its Direct Business from one supplier, LTP Tech.  Also, CTT sources a majority of its inventory for its Fulfillment Business from three Fulfillment Associates.  CTT does not have long-term contracts or arrangements with its supplier or Fulfillment Associates to guarantee the availability of inventory.  If CTT’s current supplier and Fulfillment Associates were to stop supplying inventory to CTT on acceptable terms, CTT may not be able to acquire inventory from other suppliers in a timely and efficient manner and on acceptable terms.  CTT’s accounts payable are due 30 days after receipt of the invoice.

15.

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

16.

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

17.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 17

18.

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

19.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 18

20.

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

21.

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

CTT operates from its principal office located at 500 Mamaroneck Ave., Harrison, NY.    CTT also utilizes a secured warehouse of one of its Fulfillment Associates located at Unit 110, 4471 - #6 Road, Richmond, British Columbia on a rent free basis.  For allowing CTT to use the space in the warehouse for its products, CTT pays the supplier $0.05 per each unit that is sold from the warehouse.   The $0.05 is built into the price of every unit CTT purchases.  The inventory is stored at the supplier’s warehouse.  The cost is not segregated as it is merely a courtesy to CTT from the supplier.  LTP Tech owns the space where CTT stores its inventory.  CTT is currently in compliance with Section 9 regarding insurance coverage, as the primary tenant’s insurance provides blanket coverage for CTT.

Item 3.

Legal Proceedings.

CTT is not a party to any pending legal proceedings and, to the best of CTT’s knowledge, none of CTT’s property or assets are the subject of any pending legal proceedings.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 19

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

CTT’s shares of common stock have been quoted on the NASD OTC Bulletin Board since January 17, 2007 under the symbol “CTND”. The shares have not traded to date and consequently, no prices are provided.

(b)

Holders of Record

CTT has 50 registered holders of common stock.

(c)

Dividends

CTT has declared no dividends on its common stock in fiscal 2006.  CTT has no current plans to declare or pay any cash dividend on its common stock.

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

The list of shareholders, the number of shares exchanged and the number of shares received are listed in the following table:

Shareholders	Shares Exchanged	Percentage of Total Shares	Shares Received
Jessika Prasad	35,000	7.69%	35,000
Michael Shevchenko	23,000	5.05%	23,000
Jagdeep Bhathal	20,000	4.40%	20,000
Nicholas Brown	25,000	5.49%	25,000
Taryn Enns	12,000	2.64%	12,000
Tom Novis	13,000	2.86%	13,000
Lynne Enns	9,000	1.98%	9,000
Roy Enns	9,000	1.98%	9,000

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 20

Kate MacLean	10,000	2.20%	10,000
Susan Novis	17,000	3.74%	17,000
Richard Novis	100,000	21.98%	100,000
Gordon Moreland	17,000	3.74%	17,000
Harry Joa	80,000	17.58%	80,000
Kerri Enns	19,000	4.18%	19,000
Ali Hussain	26,000	5.71%	26,000
Abid Shah	18,000	3.96%	18,000
Cyrus Kashani	22,000	4.84%	22,000
Amit Sankhala	1	0.00%	1
Totals	455,001	100.00%	455,001

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

On June 29, 2006, the Securities and Exchange Commission declared CTT’s Form SB-2 Registration Statement effective, file number 333-124286, permitting CTT to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in CTT’s public offering.  On November 28, 2006, CTT sold 380,000 shares of common stock in the public offering and raised $38,000 from this offering and no fees or commissions were paid.  The net proceeds were used for working capital.  CTT did not sell any other shares under this public offering.  The offering period for the public offering expired on December 29, 2006.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 21

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

On December 29, 2004, Slabsdirect.com, Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd.  See Exhibit 10.1 – Share Exchange Agreement for more details.  The acquisition was considered a reverse acquisition for accounting and financial reporting purposes.  The consolidated financial statements include the accounts of CTT since the reverse merger (December 29, 2004) and the historical accounts of CTT Distributors Ltd. since the date of its inception, May 17, 2004.  All significant intercompany balances and transfers have been eliminated in consolidation.

Prior to the acquisition of CTT Distributors Ltd., Slabdirect.com, Inc.’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd., a company incorporated in the Province of British Columbia, Canada.  SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry.  CTT disposed of its interest in Slabsdirect.com Online (BC) Ltd. to the former president of Slabsdirect.com, Inc. pursuant to the stock purchase agreement dated December 29, 2004.  See Exhibit 10.2 – Stock Purchase Agreement for more details.

During the fiscal year ended December 31, 2006, CTT focused its efforts on the e-commerce operations of its business, including the development of the website and its strategic alliances for marketing.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 22

During the next 12 months, CTT has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees, other than what will be required as part of CTT’s plan of operation.  See “Plan of Operation” below for more information.  Other than as described in this section, CTT has no other financing plans.

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations.  This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills.  CTT’s auditors’ report on its 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern.  Accordingly, CTT’s financial statements contained in this annual report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business.  CTT incurred net losses for the period from inception of May 17, 2004 to December 31, 2006 of $195,923.

CTT had net loss of $66,287 during the year ended December 31, 2006.  As of December 31, 2006, CTT had a cash balance of $16,928, accounts receivable of $936, and prepaid expenses of $429.  When these current assets were offset against CTT’s current liabilities of $109,513, in accounts payable of $37,793, in accrued liabilities of $290, and in a note payable of $49,736, CTT was left with a working capital deficit of $91,220 at December 31, 2006.

CTT had net loss of $76,753 during the year ended December 31, 2005.  As of December 31, 2005, CTT had a cash balance of $14,061, accounts receivable of $7,213, prepaid expenses of $429, and inventory of $2,527.  When these current assets were offset against CTT’s current liabilities of $81,246, in accounts payable of $32,685, in accrued liabilities of $28,131, and in a note payable of $8,736, CTT was left with a working capital deficit of $57,016 at December 31, 2005.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 23

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

Comparison of the Fiscal Years Ended December 31, 2006 and 2005

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

For the year ended December 31, 2006, CTT had net loss of $66,287, which was a decrease of $10,466 from CTT’s net loss of $76,753 for year ended December 31, 2005.  The decrease in net loss for the year ended December 31, 2006, as compared to the year ended December 31, 2005, was primarily due to a decrease in professional fees.

Revenues

Total revenue for the year ended December 31, 2006 was $936 compared to $30,462 for the year ended December 31, 2005.  During 2006, CTT commenced its business operations and went live with its website.  Management expects revenues to increase from CTT’s business operations.

CTT has generated revenues of $62,367 from operations since its inception and has no long-term commitments or contingencies.  For the fiscal year ended December 31, 2006, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	33	$13.00	42%
MP3 Players	37	$148.61	41%

For the fiscal year ended December 31, 2005, CTT realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	1,760	$14.24	42%
MP3 Players	35	$133.32	41%

There is no real reason for the rate of decline on sales of FM receivers other than the lack of customer demand on the website.  The average gross margins on the sale of receivers remained consistent over the past two years.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 24

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

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers.  CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale which are customers that call up the Company and the Company has had past relationships with.  The verification process is for the retail (internet sales) with either credit cards or certified cheques.  The wholesale customers are relationships from the past and are given extended credit.  Once payment is verified for retail customers, the shipment is shipped.  At December 31, 2005 the average days outstanding was 86 days and at December 31 2006 the average number of days had increased to 270 days.  The increase in days outstanding is due to CTT collecting its outstanding accounts receivable balances on a less timely basis.  There is definitely a direct correlation between the outstanding accounts and CTT’s liquidity.  CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability

Operating Expenses

Total operating expenses decreased to $64,149 for the year ended December 31, 2006, from $90,202 for the year ended December 31, 2005, due primarily to increases in consulting fees of $7,553 and in general and administrative of $360, and to decreases in advertising and marketing of $83, in donated services of $1,247, and in professional fees of $32,636.  CTT’s expenses decreased because CTT decreased its business operations and its investing and financing activities.  Management expects CTT’s operating expenses to continue to increase as CTT increases its business operations and its investing and financing activities.

For the fiscal year ended December 31, 2006, CTT realized $936 in sales of its products.  The concurrent cost of sales was $3,074, resulting in negative gross profit from operations of $2,138.  CTT’s cost of sales consists solely of inventory costs.  During the same period, CTT incurred (a) general administrative expenses of $9,891, which included $3,222 for general and office expenses and $6,669 for rent; (b) professional fees of $34,368, which included legal fees of $11,768, accounting fees of $9,450 for preparation of the financial statements, and auditor’s fees of $13,150 (d) consulting fees of $13,265; (e) donated services of $6,000, representing the fair value of services provided by Amit Sankhala, the former president, of which Mr. Sankhala does not expect repayment; and (f) amortization of $625 for the accumulated amortization on the website.  Therefore, for the fiscal period ending December 31, 2006 CTT had total net loss of $66,287.

For the fiscal year ended December 31, 2005, CTT realized $30,462 in sales of its products.  The concurrent cost of sales was $17,193, resulting in gross profit from operations of $13,449.  CTT’s cost of sales consists solely of inventory costs.  During the same period, CTT incurred (a) advertising and marketing expenses of $83; (b) general administrative expenses of $9,531, which included $3,790 for rent; (c) professional fees of $66,665, which included legal fees of $43,065, accounting fees of $10,150 for preparation of the financial statements, and auditor’s fees of $13,450 (d) consulting fees of $5,712; (e) donated services of $7,247, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (f) amortization of $625 for the accumulated amortization on the website.  Therefore, for the fiscal period ending December 31, 2005 CTT had total net loss of $76,753.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 25

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

CTT had cash of $16,928 and a working capital deficit of $91,220 at December 31, 2006.  During the fiscal year ended December 31, 2006 CTT funded its operations through revenues from CTT’s business operations of $936 and the private placement of 380,000 shares of common stock for which CTT received cash of $38,000 and related party advances of $56,000.

The notes to CTT’s consolidated financial statements as of December 31, 2006 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern.  CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $230,205.  While management believes that CTT will begin to generate more revenue during the year, as of December 31, 2006, CTT had $109,513 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Management believes that CTT’s existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next three months, except any required working capital for its plan of operation.  Even though CTT’s monthly burn was $7,490 in the fiscal year ended December 31, 2006, CTT had sufficient financing that would lead management to believe that CTT has three months of working capital available.  However, if during that period or thereafter, CTT is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the CTT, this could have a material adverse effect on CTT’s business, results of operations, liquidity and financial condition.

Below is a discussion of CTT’s sources and uses of funds for the year ended December 31, 2006.

Net Cash Used in Operating Activities

CTT had cash of $16,928 and a working capital deficit of $91,220 at December 31, 2006.  During the fiscal year ended December 31, 2006, CTT used $73,591 in cash for operating activities.  This was primarily a result of an operating loss of $66,287, offset by non-cash items for amortization ($625) and donated services ($6,000), and a net decrease in operating assets and liabilities of $13,929.  During the fiscal year ended December 31, 2006, CTT paid $22,733 towards accounts payable, which was offset by a decrease in accounts receivable of $6,277 representing the collection of outstanding amounts.  The large decrease in accounts payable was primarily a result of payment of legal fees during the period ended December 31, 2006, which were accrued during the period ended December 31, 2005.  The decrease in accounts receivable resulted from sales generated during the period ended December 31, 2006, which were collected during the fiscal year ended December 31, 2006.  CTT also received $51,000 as short term loans from the president of CTT that is non-interest bearing and payable on demand.  There were also minor changes in prepaid expenses, inventory and due to related parties resulting in a net use of cash of $2,527.

Net Cash Used in Financing Activities

CTT generated $76,458 from financing activities during the fiscal year ended December 31, 2006 from the receipt of subscription proceeds related to 380,000 shares of common stock at $0.10 per share, net of stock offering costs of $12,542.  CTT has no contingencies or long-term commitments.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 26

Net Cash Used in Investing Activities

During the fiscal year ended December 31, 2006, CTT did not incur any change in cash flows from investing activities.

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

Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.  Trade accounts receivable relate to the sale of electronic products, such as MP3 players.  Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client.  CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts.  Allowances for doubtful accounts are based on estimate of losses on customer receivable balances.  As at December 31, 2006 there was no allowance for doubtful accounts.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 27

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services.  As of December 31, 2006, CTT has only generated $62,367 in revenues since inception, and has experienced negative cash flow from its e-commerce activities.  CTT may look to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

CTT has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

CTT does not believe that inflation will have a material impact on CTT’s future business operations.

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

Also, CTT expects revenues generated from the website to contribute to CTT’s required working capital, but expects that the revenues generated from the website for the next 12 months will not be enough for its required working capital.  Until CTT is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

CTT plans to improve CTT’s cash flows and operating results by raising additional capital through a registered offering, private placements of stock, and private loans. Therefore, CTT has not contemplated any plan of liquidation if it does not generate revenues.  CTT cannot ensure, however, that these plans will be successful.

At any phase, if CTT finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If CTT cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, CTT needs to establish its website as a comprehensive on-line shopping mall.  To achieve this goal, CTT has prepared a plan of operation for the next 12 months.  Each of the phases of the plan of operations listed below will be implemented as resources are available.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 28

CTT’s expansion goals in this phase are to (1) expand its inventory product line by 12 new inventory products, (2) expand its business by offering products directly applicable to its retail model, and (3) to expand its inventory of products to provide a 15 – 100% gross margin.  CTT has a 100% margin on some of its MP3 products.  As the cost of components drops to the manufacturer, especially flash memory, those costs are passed on to CTT.  Management believes that as CTT sources directly from manufacturers, it will increase its margins as the cost of components decrease.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 29

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 30

Item 7.

Financial Statements

CTT International Distributors Inc.

(A Development Stage Company)

December 31, 2006

Index

Report of Independent Registered Public Accounting Firm F–1

Consolidated Balance Sheets F–2

Consolidated Statements of Operations F–3

Consolidated Statements of Cash Flows F–4

Consolidated Statements of Stockholders’ Deficit F–5

Notes to the Consolidated Financial Statements F–6

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 31

Report of Independent Registered Accounting Firm

To the Stockholders and Board of Directors

of CTT International Distributors Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 17, 2004 (Date of Inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTT International Distributors Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended and accumulated for the period from May 17, 2004 (Date of Inception) to December 31, 2006, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 30, 2007, except as to Note 8 which is as of May 9, 2007

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 32

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2006	December 31, 2005
	$	$

ASSETS

Current Assets

Cash	16,928	14,061
Accounts receivable	936	7,213
Inventory	–	2,527
Prepaid expenses	429	429

Total Current Assets	18,293	24,230

Intangible Assets (Note 3)	937	1,562

Total Assets	19,230	25,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,793	32,685
Accrued liabilities	290	28,131
Due to related party (Note 4)	71,430	20,430

Total Liabilities	109,513	81,246

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: none	–	–

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 11,397,101 shares (2005 – 11,017,101 shares)	1,140	1,102

Additional Paid in Capital	122,035	96,615

Donated Capital	16,747	10,747

Deficit Accumulated During the Development Stage	(230,205)	(163,918)

Total Stockholders’ Deficit	(90,283)	(55,454)

Total Liabilities and Stockholders’ Deficit	19,230	25,792

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 33

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$

Revenue	62,367	936	30,462

Cost of Sales	(48,103)	(3,074)	(17,193)

Gross Profit	14,264	(2,138)	13,449

Expenses

Advertising & marketing	5,820	–	83
Amortization	1,562	625	625
Consulting	21,266	13,265	5,712
Donated services	16,747	6,000	7,247
General and administrative	24,228	9,891	9,531
Professional fees	122,823	34,368	67,004

Total Expenses	192,446	64,149	90,202

Loss from Operations	(178,182)	(66,287)	(76,753)

Loss on disposal of subsidiary	(17,741)	–	–

Net Loss	(195,923)	(66,287)	(76,753)

Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		11,045,000	10,486,000

(The accompanying notes are an integral part of these consolidated financial statements)

F–3

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 34

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the year	(195,923)	(66,287)	(76,753)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,562	625	625
Donated services	16,747	6,000	7,247
Loss on disposal of subsidiary	17,741	–	–

Changes in operating assets and liabilities:
Accounts receivable	(936)	6,277	15,616
Inventory	8,736	2,527	(2,127)
Prepaid expenses	(429)	–	(429)
Accounts payable and accrued liabilities	(13,701)	(22,733)	(16,713)
Due to related parties	538	–	538

Net Cash Flows Used in Operating Activities	(165,665)	(73,591)	(71,996)

Investing Activities

Website development costs	(2,500)	–	–
Disposal of subsidiary	1,726	–	–
Cash received on acquisition of CTT Distributors Ltd.	718	–	–

Net Cash Flows Used in Investing Activities	(56)	–	–

Financing Activities

Proceeds from issuance of note payable to related party	62,156	51,000	–
Proceeds from issuance of common stock, net of offering costs	120,493	25,458	57,933

Net Cash Flows Provided by Financing Activities	182,649	76,458	57,933

Increase (Decrease) in Cash	16,928	2,867	(14,063)

Cash – Beginning of Period	–	14,061	28,124

Cash – End of Period	16,928	16,928	14,061

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F–4

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 35

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

From May 17, 2004 (Date of Inception) to December 31, 2006

(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – May 17, 2004 (Date of Inception) of CTT Distributors Ltd.	–	–	–	–	–	–

Common stock issued for cash	455,001	45,501	–	–	–	45,501

Stock offering costs	–	–	(8,399)	–	–	(8,399)

Adjustments for reverse acquisition:

Remove stock of CTT Distributors Ltd.	(455,001)	(45,501)	–	–	–	(45,501)
Add stock of CTT International Distributors Inc.	10,312,100	1,031	44,470	–	–	45,501
Stock issued on reverse acquisition	455,001	46	3,354			3,400
Transaction costs of reverse acquisition	–	–	(718)	–	(34,282)	(35,000)

Stock returned to treasury and cancelled	(450,000)	(45)	45	–	–	–

Donated services	–	–	–	3,500	–	3,500

Net loss	–	–	–	–	(52,883)	(52,883)

Balance – December 31, 2004	10,317,101	1,032	38,752	3,500	(87,165)	(43,881)

Common stock issued for cash at $0.10 per share	700,000	70	69,930	–	–	70,000

Stock offering costs	–	–	(12,067)	–	–	(12,067)

Donated services	–	–	–	7,247	–	7,247

Net loss	–	–	–	–	(76,753)	(76,753)

Balance – December 31, 2005	11,017,101	1,102	96,615	10,747	(163,918)	(55,454)

Common stock issued for cash at $0.10 per share	380,000	38	37,962	–	–	38,000

Stock offering costs	–	–	(12,542)	–	–	(12,542)

Donated services	–	–	–	6,000	–	6,000

Net loss	–	–	–	–	(66,287)	(66,287)

Balance – December 31, 2006	11,397,101	1,140	122,035	16,747	(230,205)	(90,283)

(The accompanying notes are an integral part of these consolidated financial statements)

F–5

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 36

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2006, the Company has a working capital deficiency of $91,220 and has accumulated losses of $230,205 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on June 14, 2006 to register 2,382,933 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The SB-2 was declared effective on June 29, 2006. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also, pursuant to the SB-2, the Company planned to offer up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company. As at December 31, 2006, the Company has issued 380,000 common shares for proceeds of $38,000 with respect to the offering. Subsequent to year end, the Company entered into Plan of Merger and Stock Purchase Agreements. Refer to Note 8.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 37

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

b)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, collectibility of accounts receivable, inventory reserves, intangible assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At December 31, 2006, the Company did not hold any inventory.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of risk is one customer who represents 55% (2005 - 29%) of the total accounts receivable and from a second customer who represents 38% (2005 - 25%) of the total accounts receivable. For the year ended December 31, 2006, revenue from one customer represented 55% (2005 - 25%) of total revenue and from a second customer represented 38% (2005 - 14%) of total revenue. For the year ended December 31, 2006, the Company did not purchase any inventory. For the year ended December 31, 2005, the Company purchased 100% of its inventory from one vendor.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 38

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

i)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

n)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 39

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

n)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 40

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

o)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Intangible Assets

	Cost $	Accumulated Amortization $	December 31, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $

Website development costs	2,500	1,563	937	1,562

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4.

Related Party Balances/Transactions

a)

During the year ended December 31, 2006, the Company issued a demand note in the amount of $10,000 to the President of the Company. The note is unsecured, non-interest bearing and due on demand. The Company owes $1,794 to the President of the Company for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)

During the year ended December 31, 2006, the Company recognized a total of $6,000 (2005 - $6,000) for donated services provided by the President of the Company and $nil (2005 - $1,247) of donated rent.

c)

On April 9, 2006, the Company issued a demand promissory note to the President of the Company for cash advances of $41,000. The note is unsecured, non-interest bearing and due on demand.

d)

On June 9, 2004, the Company issued a demand promissory note to the President of the Company for the acquisition of its opening inventory in the amount of $8,736.  The note is unsecured, non-interest bearing and due on demand.

5.

Commitment

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis. For the years ended December 31, 2006 and 2005, the Company incurred rent expense of $6,669 and $3,790, respectively, which has been recorded as general and administrative expense.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 41

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

6.

Common Stock

a)

On December 4, 2006, the Company issued 380,000 common shares at $0.10 per share for cash proceeds of $25,458, net of offering costs of $12,542.

b)

On October 4, 2005, the Company issued 700,000 common shares at $0.10 per share for cash proceeds of $57,933, net of offering costs of $12,067.

7.

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses carried forward totalling $221,000 for US tax purposes and $40,000 for Canadian tax purposes, which expire starting in 2020 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $21,050 and $24,900, respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31, 2006 $	December 31, 2005 $

Net Operating Loss	261,000	201,000

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	91,350	70,300

Valuation Allowance	(91,350)	(70,300)

Net Deferred Tax Asset	–	–

8.

Subsequent Events

a)

The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the Company (the “Merger”). The Company will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, the Company’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of the Company. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of the Company’s common stock owned by him.

Prior to the closing of the Merger Agreement, the Company agreed to change its name to SK3 Group, Inc., declare a two-for-one dividend on outstanding shares of common stock, and complete a private placement offering for an aggregate of $6,500,000 of the Company’s common shares at a minimum price of $2.00 per share.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 42

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.

Subsequent Events (continued)

b)

On May 9, 2007, the Company, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of the Company (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Purchase Agreement, the Company, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 43

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

The names, addresses, ages and positions of CTT’s officers and directors as of May 14, 2007, are set forth below:

Name and Address	Age	Positions
Sajid Kapadia 500 Mamoreneck Ave. Harrison, NY 10528	34	Chief Executive Officer, Chief Financial Officer and Secretary, member of CTT’s Board of Directors

INSERT A

Amit Sankhala ●  Amit Sankhala (24 years) had been director of CTT since December 2004.  Mr. Sankhala was an officer of CTT from December 2004 until April 16, 2007. Mr. Sankhala is currently a Political Science student attending Simon Fraser University.  In 2001, Mr. Sankhala developed an internet marketing strategy for his tour company, Dynamic Tours Pvt. Ltd..  Since May 2003, Mr. Sankhala has been an employee of Tiger Ventures Inc., which oversees operations of Dynamic Tours Pvt. Ltd. and Tiger Resorts Pvt. Ltd.  Since 2003, Mr. Sankhala has been the Managing Director of Dynamic Tours Pvt. Ltd. of New Delhi, India, an organization established in 1983 that caters to wildlife, adventure and special interest tours in India.  Since 2003, Mr. Sankhala has also been the Managing Director of Tiger Resorts Pvt. Ltd. of New Delhi, India, an organization which has two jungle lodges, located in Kanha National Park and Bandhavgarh National Park, which are both world renowned jungles for their tiger population.

Sajid Kapadia ●  Mr. Kapadia has been Chief Executive Office, Chief Financial Officer and Secretary and a member of CTT’s Board of Directors since April 2007. Mr. Kapadia has been President of Reliablecom since January 2007, when Reliablecom acquired Reliable Reliable E-Commerce from Mr. Kapadia. He has been President of Reliable E-Commerce Inc. since 2006. From 2004 through 2005, Mr. Kapadaia was vice president of 9278 Dot Com and was President of 9278 Distributor from 1999 through 2004. Each of these companies was engaged in the distribution and sale of prepaid phone cards, telecommunications sales or related business activities. Mr. Kapadia received a degree in Mechanical Engineering from Gandhi Engineering College.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 44

Conflicts of interest

CTT thinks that its sole officer may be subject to conflicts of interest because the sole officer may not be able to devote all his time to CTT’s operations.  Mr. Kapadia devotes 10 hours a week to CTT’s operations.

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

(f)

Nomination Procedure for Directors

CTT does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  CTT has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.

(f)

Audit Committee Financial Expert

CTT has no financial expert.  Amit Sankhala believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of CTT’s limited operations, Amit Sankhala believes the services of a financial expert are not warranted.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 45

(g)

Identification of Audit Committee

CTT does not have a separately-designated standing audit committee. Rather, CTT’s audit committee is comprised of its sole director and officer.  Amit Sankhala is the only member of CTT’s audit committee, but does not meet the independent requirements for an audit committee member.  CTT’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  CTT has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.  See Exhibit 99.1 – Audit Committee Charter for more information.

(h)

Disclosure Committee and Charter

CTT has a disclosure committee and disclosure committee charter.  CTT’s disclosure committee is comprised of its sole officer and director.  The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about CTT and the accuracy, completeness and timeliness of CTT’s financial reports.  CTT has adopted a disclosure committee charter, a copy of which is filed as an exhibit to this report.   See Exhibit 99.2 – Disclosure Committee Charter for more information.

(i)

Code of Ethics

CTT has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of CTT’s adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  Also, CTT’s code of ethics has been posted on its website at www.cheaperthanthem.com.  CTT undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Amit Sankhala at 604-733-2600 to request a copy of CTT’s code of ethics.  CTT believes CTT’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Amit Sankhala CEO, CFO, and President Jan ‘05 to Apr ‘07	2004 2005 2006	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Steven Bruk CEO, CFO, and President Jan ‘00 to Jan ‘05	2004 2005 2006	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

Currently, there are no arrangements between CTT and any of its directors or between the Subsidiary and any of its directors whereby such directors are compensated for any services provided as directors.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 46

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of shares of common stock owned beneficially by CTT’s sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of CTT’s total outstanding shares of common stock.  The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	6,634,168	70.6%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 9,397,101 shares of common stock issued and outstanding as of May 14, 2007.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	6,634,168	70.6%
Common Stock	Sajid Kapadia 500 Mamoreneck Ave. Harrison, NY 10528	0	-
Common Stock	Directors and Executive Officers as a group	6,634,168	70.6%

 [1] Based on 9,397,101 shares of common stock issued and outstanding as of May 14, 2007.

Changes in Control

CTT is not aware of an arrangement that may result in a change in control of CTT, with the exception of the following:

CTT entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the CTT (the “Merger”).  CTT will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, CTT’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of CTT. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of CTT’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 47

On May 9, 2007, CTT, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of CTT (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Purchase Agreement, CTT, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.

Item 12.  Certain Relationships and Related Transactions.

(a)

Transactions with Related Persons

Since the beginning of CTT’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which CTT was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of CTT’s total assets at year-end for the last three completed fiscal years, except for the following:

During the year ended December 31, 2006, CTT issued a demand note in the amount of $10,000 to Amit Sankhala.  The note is unsecured, non-interest bearing and due on demand. CTT owes $1,794 to Mr. Sankhala for expenses paid on behalf of CTT, which is unsecured, non-interest bearing and due on demand.

On April 9, 2006, CTT issued a demand promissory note to Mr. Sankhala for cash advances of $41,000.  The note is unsecured, non-interest bearing and due on demand.

On June 9, 2004, CTT issued a demand promissory note to Mr. Sankhala for the acquisition of its opening inventory in the amount of $8,736.   The note is unsecured, non-interest bearing and due on demand.

(b)

Promoters and control persons

Amit Sankhala is the sole promoter of CTT.  Mr. Sankhala is the only person who has taken an initiative in founding and organizing its current business.  Mr. Sankhala has not received anything of value from CTT nor is Mr. Sankhala entitled to receive anything of value from CTT for services provided as a promoter.

(c)

Director independence

CTT’s shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, CTT’s board of directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the NASDAQ Manual, to determine the independence of its directors and those directors serving on its committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of CTT and, in the view of the CTT’s board of directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of CTT or its Subsidiary or any other individual having a relationship which, in the opinion of CTT’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from CTT in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of CTT’s stock will not preclude a director from being independent.

CTT’s board of directors has determined that its sole director does would meet this standard, and therefore, would be considered not to be independent.

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 48

As of the date of the report, CTT did not maintain a separately designated audit, compensation or nominating committee.

However, CTT has also adopted this standard for the independence of the members of its audit committee.  Mr. Sankhala is the sole member of CTT’s audit committee.  CTT’s board of directors has determined that Mr. Sankhala is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is therefore not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

Filed
10.2	Stock Purchase Agreement dated December 29, 2004, between Steven Bruk and Slabsdirect.com, Inc. filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
10.3	Stock Purchase Agreement dated December 29, 2004, between Amit Sankhala and Steven Bruk filed as an exhibit to CTT’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
14	Code of Ethics filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Audit Committee Charter filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.2	Disclosure Committee Charter filed as an Exhibit to CTT’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 49

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

2006 - $13,150 - Manning Elliott LLP – Chartered Accountants

2005 - $11,950 - Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of CTT’s financial statements and are not reported in the preceding paragraph:

2006 - $nil - Manning Elliott LLP – Chartered Accountants

2005 - $nil - Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $nil - Manning Elliott LLP – Chartered Accountants

2005 - $nil - Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $nil - Manning Elliott LLP – Chartered Accountants

2005 - $nil - Manning Elliott LLP – Chartered Accountants

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

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 50

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, CTT International Distributors Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CTT INTERNATIONAL DISTRIBUTORS INC.

By:  /s/SAJID KAPADIA

Name:

Sajid Kapadia

Title:

CEO and CFO

Dated:

May 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of CTT International Distributors Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ SAJID KAPADIA	Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer), member of the Board of Directors	May 15, 2007
Sajid Kapadia

/s/ AMIT SANKHALA	Director	May 15, 2007
Amit Sankhala

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 51

________________________________________

Exhibit 31

________________________________________

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 52

CTT INTERNATIONAL DISTRIBUTORS INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sajid Kapadia, certify that:

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

Date: May 15, 2007

/s/ SAJID KAPADIA____

Sajid Kapadia,

Chief Executive Officer

Chief Financial Officer

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 53

________________________________________

Exhibit 32

________________________________________

CTT International Distributors Inc.	Form 10-KSB - 2006	Page 54

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CTT International Distributors Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sajid Kapadia, Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ SAJID KAPADIA
Sajid Kapadia,

Chief Executive Officer

 and Chief Financial Officer
May 15, 2007