Form 10QSB
period 2007-03-31
CTT INTERNATIONAL DISTRIBUTORS INC.
filed 2007-05-18
CIK 1106285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-30919

(Commission file number)

CTT INTERNATIONAL DISTRIBUTORS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-6218467
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

500 Mamaroneck Avenue

Harrison, New York  10528

 (Address of principal executive offices)

(914) 777-2090

(Issuer's telephone number)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2007 – 9,397,101 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No   [X]

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

CTT INTERNATIONAL DISTRIBUTORS, INC.

Index

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) F-1

Consolidated Statements of Operations F-2
for the three months ended March 31, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the F-3
three months ended March 31, 2007 and 2006 (unaudited)
Notes to Consolidated Financial Statements (unaudited) F-4

Item 2. Management's Discussion and Analysis or Plan of Operations 2

Item 3. Controls and Procedures 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 10

Item 3. Defaults Upon Senior Securities 10

Item 4. Submission of Matters to a Vote of Security Holders 10

Item 5. Other Information 10

Item 6. Exhibits 10

SIGNATURES 11

CTT International Distributors Inc.

(A Development Stage Company)

March 31, 2007

Index

Consolidated Balance Sheets F–1

Consolidated Statements of Operations F–2

Consolidated Statements of Cash Flows F–3

Notes to the Consolidated Financial Statements F–4

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2007	December 31, 2006
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	4,149	16,928
Accounts receivable	–	936
Prepaid expenses	433	429

Total Current Assets	4,582	18,293

Intangible Assets (Note 3)	781	937

Total Assets	5,363	19,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	33,083	37,793
Accrued liabilities	16,442	290
Due to related party (Note 4)	71,430	71,430

Total Liabilities	120,955	109,513

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: none	–	–

Common Stock Authorized: 30,000,000 common shares with a par value of $0.0001 Issued and outstanding: 34,191,303 shares (Note 6(c))	3,420	3,420

Additional Paid in Capital	119,755	119.755

Donated Capital (Note 4(b))	18,247	16,747

Deficit Accumulated During the Development Stage	(257,014)	(230,205)

Total Stockholders’ Deficit	(115,592)	(90,283)

Total Liabilities and Stockholders’ Deficit	5,363	19,230

The Accompanying Notes are an Integral Part of These Financial Statements.

F–1

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$

Revenue	62,367	–	5,025

Cost of Sales	(48,103)	–	(2,897)

Gross Profit	14,264	–	2,128

Expenses

Advertising & marketing	5,820	–	–
Amortization	1,718	156	156
Consulting	27,089	5,823	1,395
Donated services (Note 4(b))	18,247	1,500	1,500
General and administrative	26,944	2,716	2,363
Professional fees	139,437	16,614	10,049

Total Expenses	219,255	26,809	15,463

Loss from Operations	(204,991)	(26,809)	(13,335)

Loss on disposal of subsidiary	(17,741)	–	–

Net Loss	(222,732)	(26,809)	(13,335)

Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		34,191,000	33,051,000

The Accompanying Notes are an Integral Part of These Financial Statements.

F–2

CTT International Distributors Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2007	2006
	$	$

Operating Activities

Net loss for the year	(26,809)	(13,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	156	156
Donated services	1,500	1,500

Changes in operating assets and liabilities:
Accounts receivable	936	2,188
Inventory	–	2,350
Prepaid expenses	(6)	(55)
Accounts payable and accrued liabilities	11,444	5,403

Net Cash Flows Used in Operating Activities	(12,779)	(1,793)

Net Cash Flows Used in Investing Activities	–	–

Net Cash Flows Provided by Financing Activities	–	–

Decrease in Cash	(12,779)	(1,793)

Cash – Beginning of Period	16,928	14,061

Cash – End of Period	4,149	12,268

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements.

F–3

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

Development Stage Company

The Company was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 1,365,003 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated on consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company.

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

The Company is in the development stage and planned principal activities have commenced, but to date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2007, the Company has a working capital deficiency of $116,373 and has accumulated losses of $257,014 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission on June 14, 2006 to register 7,148,799 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. The SB-2 was declared effective on June 29, 2006. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also, pursuant to the SB-2, the Company planned to offer up to 7,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.  As at March 31, 2007, the Company has issued 1,140,000 common shares for proceeds of $38,000 with respect to the offering.

Subsequent to period end, the Company entered into Plan of Merger and Stock Purchase Agreements. Refer to Note 6.

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

F–4

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

b)

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on May 15, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and December 31, 2006, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses, revenue recognition, intangible assets, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At March 31, 2007, the Company did not hold any inventory.

f)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

g)

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. The largest concentration of risk is one customer who represented 55% of the total accounts receivable and from a second customer who represents 38% at December 31, 2006 of the total accounts receivable. For the three months ended March 31, 2007, there was no concentration risk as the Company had no sales revenue and had no uncollected accounts receivable. For the three months ended March 31, 2007, the Company did not purchase any inventory.  For the period ended March 31, 2006, the Company purchased 100% of its inventory from one vendor.

F–5

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

h)

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

i)

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

j)

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

k)

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

l)

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

m)

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

F–6

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

o)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

F–7

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

o)

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

p)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Intangible Assets

	Cost $	Accumulated Amortization $	March 31, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Website development costs	2,500	1,719	781	937

Costs associated with the website consist primarily of website design costs. These capitalized costs are being amortized based on their estimated useful life over four years. Internal costs related to the development of website content are charged to operations as incurred.

4.

Related Party Balances/Transactions

a)

At March 31, 2007, the Company had issued demand notes in the amount of $19,900 to the former President of the Company.  The notes are unsecured, non-interest bearing, and due on demand. The Company owes $1,794 to the President of the Company for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)

During the three-month period ended March 31, 2007, the Company recognized a total of $1,500 (March 31, 2006 - $1,500) for donated services provided by the former President of the Company.

c)

On April 9, 2006, the Company issued a demand promissory note to the former President of the Company in exchange for cash advances of $41,000.  The note is unsecured, non-interest bearing and due on demand.

d)

On June 9, 2004, the Company issued a demand promissory note to the former President of the Company in exchange for the acquisition of its opening inventory in the amount of $8,736.   The note is unsecured, non-interest bearing and due on demand.

F–8

CTT International Distributors Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.

Commitment

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis.  For the periods ended March 31, 2007 and 2006, the Company incurred rent expense of $1,963 and $1,395, respectively, which has been recorded as general and administrative expense.

6.

Subsequent Events

a)

The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the Company (the “Merger”).  The Company will issue an aggregate of 14,625,000 shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, the Company’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of the Company. Sankhala also agreed to the return and cancellation of 20,000,000 shares of the Company’s common stock owned by him.

Prior to the closing of the Merger Agreement, the Company agreed to change its name to SK3 Group, Inc., declare a two-for-one dividend on outstanding shares of common stock (Refer to Note 6(c)), and complete a private placement offering for an aggregate of $6,500,000 of the Company’s common shares at a minimum price of $2.00 per share.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.

b)

On May 9, 2007, the Company, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of the Company (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000 shares.

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

c)

On April 16, 2007, upon entering into the Merger Agreement described in Note 6(a), Sankhala returned to the Company for cancellation 6,000,000 shares of common stock (2,000,000 pre-dividend shares) .  On May 14, 2007, the Company effected a stock split by declaring a stock dividend on the basis of two new shares of common stock for every share of common stock outstanding. All amounts have been retroactively adjusted to reflect the stock dividend.

F–9

Item 2.

Management's Discussion and Analysis or Plan of Operations

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, our current and proposed marketing and sales, and our projected results of operations.  There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements.  The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.  Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.  The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

Financial Condition

CTT is a development stage company and CTT’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that CTT’s auditors believe there is substantial doubt that CTT can continue as an on-going business for the next twelve months unless CTT obtains additional capital to pay its bills. CTT’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to CTT’s ability to continue as a going concern. Accordingly, CTT’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that CTT will be able to realize its assets and discharge its obligations in the normal course of business. CTT incurred net losses for the period from inception of May 17, 2004 to March 31, 2007 of $222,732.

CTT incurred a net loss of $26,809 during the three month period ended March 31, 2007. As of March 31, 2007, CTT had a cash balance of $4,149, accounts receivable of $0, prepaid expenses of $433, and an intangible asset relating to the website of $781, representing the costs of designing the website of $2,500, net of accumulated amortization of $1,719. CTT’s liabilities on March 31, 2007 totaled $120,955, consisting of  $33,083 in accounts payable and $16,442 in accrued liabilities, and $71,430 due to related parties. Accounts payable of $33,083 consisted of $32,896  for legal costs, and $187 for other miscellaneous administrative costs. Accrued liabilities of $16,442 consisted of $1,442 of accrued legal fees and $15,000 of accrued accounting fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. When these assets were offset against CTT’s liabilities, CTT was left with a working capital deficit of $116,373 at March 31, 2007.

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

Comparison of the Three Month Periods Ended March 31, 2007 and 2006

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

For the three month period ended March 31, 2007, CTT incurred a net loss of $26,809, compared to CTT’s net loss of $13,335 for the three month period ended March 31, 2006. The increase in net loss for the year three month ended March 31, 2007, as compared to the three month ended March 31, 2006, was primarily due to CTT generating no revenues for the three month period, which resulted in nil profits, an increase in general and administrative expenses, an increase in consulting services, and an increase in professional fees.

Revenues

CTT has generated revenues of $62,367 from operations since its inception and $0 in revenues for the three month period ended March 31, 2007. For the three month period ended March 31, 2007, CTT did not sell any products.

CTT has generated revenues of $62,367 from operations since its inception and $5,025 in revenues for the three month period ended March 31, 2006 for an average gross margin of 42%.

There is no real reason for the rate of decline on sales of products other than the lack of customer demand on the website.

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

As a general policy, CTT requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. CTT has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up CTT and CTT has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. At March 31, 2006, the average days outstanding was 90 days.  There were no sales during the three month period ended March 31, 2007 and no outstanding receivables at March 31, 2007.  There is a direct correlation between the outstanding accounts and CTT’s liquidity. CTT will be less able to turn its cash around to purchase inventory so it potentially decreases CTT’s profitability.

 Operating Expenses

Total operating expenses increased to $26,809 for the three month period ended March 31, 2007, from $15,463 for the three month period ended March 31, 2006, due primarily to an increase in professional fees of $6,565, an increase in consulting services of $ 4,428, and an increase in general and administrative of $353. CTT’s expenses decreased because CTT decreased its business operations and its investing and financing activities. Management expects CTT’s operating expenses to increase as CTT increases its business operations and its investing and financing activities.

For the three month period ended March 31, 2007, CTT realized $0 in sales of its products. The related cost of sales was $0 resulting in gross profit from operations of $0.  During the same period, CTT incurred (a) general administrative expenses of $2,716; (b) professional fees of $16,614, which included legal fees of $2,514, accounting fees of $6,000 for preparation of the financial statements, and auditor’s fees of $8,100; (c) consulting fees of $5,823; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending March 31, 2007, CTT had total net loss of $26,809.

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

CTT had cash of $4,149 and a working capital deficit of $116,373 at March 31, 2007. During the three month period ended March 31, 2007, CTT funded its operations through existing cash on hand. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000 and on August 9, 2006 the Company issued a promissory note to Amit Sankhala for cash advances of $10,000.

The notes to CTT’s consolidated financial statements as of March 31, 2007 contain footnote disclosure regarding CTT’s uncertain ability to continue as a going concern. CTT has not generated sufficient revenues to cover its expenses, and CTT has an accumulated deficit of $257,014. While management believes that CTT will begin to generate more revenue during the year, as of March 31, 2007, CTT had $120,955 in current liabilities and CTT cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

 Revenue Recognition

CTT recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “ Revenue Recognition in Financial Statements ”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. CTT sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at March 31, 2007, there was no allowance for doubtful accounts.

Foreign Currency Transaction / Balances

CTT’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “ Foreign Currency Translation ”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. CTT has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

 Website Development Costs

CTT recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ”. Relating to website development costs CTT follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “ Accounting for Website Development Costs” .

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

CTT’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of March 31, 2007, CTT has only generated $62,367 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. CTT may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

CTT anticipates that it may not be able to satisfy its working capital requirements for the next 12 months. Accordingly, CTT will need to raise additional working capital to continue its operations. CTT anticipates funding its working capital needs for the next 12 months through the equity capital markets and private financings. Although the foregoing actions are expected to cover CTT’s anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that CTT will be able to raise sufficient cash to meet these cash requirements.

Also, CTT expects revenues generated from the website to contribute to CTT’s required working capital, but expects that the revenues generated from the website for the next 12 months will not be enough for its required working capital. Until CTT is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

CTT expects to improve cash flows and operating results by raising additional capital through a registered offering, private placements of stock, and private loans. Therefore, CTT has not contemplated any plan of liquidation if it does not generate revenues. CTT cannot ensure, however, that these plans will be successful.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended March 31, 2007, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of CTT, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about CTT’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for CTT’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in CTT’s filings with the Securities and Exchange Commission. The results that CTT achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended March 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)

Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive and Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2007

CTT INTERNATIONAL DISTRIBUTORS, INC.

By:/s/ SAJID KAPADIA

Sajid Kapadia,

Chief Executive Officer and

Chief Financial Officer

(Principal Executive, Financial

and Accounting Officer)

Exhibit 31.1

CERTIFICATIONS

I, Sajid Kapadia, Chief Executive and Financial Officer of CTT International Distributors, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of CTT International Distributors, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s  internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s  internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

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

Dated: May 17, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer

 Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTT International Distributors, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May17, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer