Form 10QSB
period 2007-06-30
SK3 Group, Inc.
filed 2007-08-20
CIK 1106285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-30919

(Commission file number)

SK3 GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-6218467 (IRS Employer Identification No.)

500 Mamaroneck Avenue

Harrison, New York  10528

(Address of principal executive offices)

(914) 777-2090

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2007 – 28,191,303 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No   [X]

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SK3 GROUP, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited)

F-1

and December 31, 2006 (audited)

Consolidated Statements of Operations

F-2

for the three months ended June 30, 2007 and 2006,

the six months ended June 30, 2007 and 2006 and

from May 17, 2004 (date of inception) to June 30, 2007 (unaudited)

Consolidated Statements of Cash Flows for the

F-3

six months ended June 30, 2007 and 2006 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

F-4 – F-8

Item 2.

Management's Discussion and Analysis or Plan of Operations

2

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits

11

SIGNATURES

12

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	June 30, 2007	December 31, 2006
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	308	16,928
Accounts receivable	–	936
Prepaid expenses	433	429

Total Current Assets	741	18,293

Intangible Assets (Note 3)	–	937

Total Assets	741	19,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	42,497	37,793
Accrued liabilities	290	290
Due to related party (Note 4)	93,252	71,430

Total Liabilities	136,039	109,513

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: none	–	–

Common Stock Authorized: 90,000,000 common shares with a par value of $0.0001 Issued and outstanding: 28,191,303 and 34,191,303 shares respectively	2,820	3,420

Additional Paid in Capital	120,355	119,755

Donated Capital	19,747	16,747

Deficit Accumulated During the Development Stage	(278,220)	(230,205)

Total Stockholders’ Deficit	(135,298)	(90,283)

Total Liabilities and Stockholders’ Deficit	741	19,230

F – 1

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from May 17, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	62,367	–	65	–	5,090

Cost of Sales	(48,103)	–	(37)	–	(2,934)

Gross Profit	14,264	–	28	–	2,156

Expenses

Advertising & marketing	5,820	–	–	–	–
Amortization	1,718	–	156	156	312
Consulting	33,285	6,196	1,961	12,019	3,356
Donated services	19,747	1,500	1,500	3,000	3,000
General and administrative	29,509	2,565	3,185	5,281	5,548
Impairment of website development costs	781	781	–	781	–
Professional fees	149,601	10,164	15,542	26,778	25,591

Total Expenses	240,461	21,206	22,344	48,015	37,807

Loss from Operations	(226,197)	(21,206)	(22,316)	(48,015)	(35,651)

Loss on disposal of subsidiary	(17,741)	–	–	–	–

Net Loss	(243,938)	(21,206)	(22,316)	(48,015)	(35,651)

Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		32,543,000	33,051,000	33,363,000	33,051,000

F – 2

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(48,015)	(35,651)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	156	312
Donated services	3,000	3,000
Impairment of website development costs	781	–

Changes in operating assets and liabilities:
Accounts receivable	936	2,123
Inventory	–	2,387
Prepaid expenses	(4)	–
Accounts payable and accrued liabilities	4,704	(20,137)
Due to related parties	20,750	–

Net Cash Used in Operating Activities	(17,692)	(47,966)

Cash Flows Provided by Financing Activities
Advances from related parties	1,659	41,000
Repayment of amounts owed related parties	(587)	–

Net Cash Provided by Financing Activities	1,072	41,000

Decrease in Cash	(16,620)	(6,966)

Cash – Beginning of Period	16,928	14,061

Cash – End of Period	308	7,095

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

F – 3

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2007, the Company has a working capital deficiency of $135,298 and has accumulated losses of $278,220 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On May 14, 2007, the Company completed a merger with its wholly-owned subsidiary, SK3 Group, Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from CTT International Distributors Inc. to SK3 Group, Inc. The Company is in the process of changing its business to the telecommunications industry and during the six months ended June 30, 2007, the Company entered into the Stock Purchase Exchange and Plan of Merger Agreements as described in Note 6.

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

F – 4

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

Report on Form 10-KSB filed on May 15, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and December 31, 2006, and the consolidated results of its operations and consolidated cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses, revenue recognition, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At June 30, 2007, the Company did not hold any inventory.

f)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

g)

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. For the three months ended June 30, 2006, revenue from one customer represented 57% of total revenue and from a second customer represented 40% of total revenue. For the three months ended June 30, 2007, the Company did not purchase any inventory.  For the six month period ended June 30, 2006, the Company purchased 100% of its inventory from one vendor.

F – 5

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

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

F – 6

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

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

o)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of this statement on the Company's future financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on the Company's future financial statements.

p)

Recently Adopted Accounting Pronouncements

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

F – 7

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

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

q)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Intangible Assets

	Cost $	Accumulated Amortization $	Impairment $	June 30, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Website development costs	2,500	1,719	781	–	937

Costs associated with the website consist primarily of website design costs. These capitalized costs were being amortized based on their estimated useful life over four years. During the six month period ended June 30, 2007, the Company wrote off the carrying value of $781 to operations as the carrying costs were no longer recoverable.  Internal costs related to the development of website content are charged to operations as incurred.

4.

Related Party Balances/Transactions

a)

At June 30, 2007, the Company owes $20,163 (December 31, 2006 - $1,794) to a company related by common directors for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)

At June 30, 2007, the Company had issued demand notes in the amount of $19,900 (December 31, 2006 - $19,900) to the former President of the Company.  The note is unsecured, non-interest bearing and due on demand. The Company owes $3,453 to the former President of the Company for advances and expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

c)

During the six months ended June 30, 2007, the Company recognized a total of $3,000 (June 30, 2006 - $3,000) for donated services provided by the former President of the Company.

d)

On April 9, 2006, the Company issued a demand promissory note to the former President of the Company for cash advances of $41,000 (December 31, 2006 - $41,000).  The note is unsecured, non-interest bearing and due on demand.

e)

On June 9, 2004, the Company issued a demand promissory note to the former President of the Company for the acquisition of its opening inventory in the amount of $8,736 (December 31, 2006 - $8,736).   The note is unsecured, non-interest bearing and due on demand.

5.

Common Stock

On April 16, 2007, upon entering into the Merger Agreement described in Note 6(b), the former President of the Company returned to the Company for cancellation 6,000,000 shares of common stock (2,000,000 pre-dividend shares).  On May 14, 2007, the Company effected a stock split by declaring a stock dividend on the basis of two new shares of common stock for every share of common stock outstanding.  All amounts have been retroactively adjusted to reflect the stock dividend.

F – 8

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

6.

Commitments

a)

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis.  On June 30, 2006, the Company terminated the lease agreement and entered into a new lease agreement for office premises at a rate of CDN$50 per month.  For the periods ended June 30, 2007 and 2006, the Company incurred rent expense of $4,192 and $2,875, respectively, which has been recorded as general and administrative expense.

b)

The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the Company (the “Merger”).  The Company will issue an aggregate of 43,875,000 post-split adjusted shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 shares.

Upon execution of the Merger Agreement, the Company’s former President resigned as an officer and a member of the Board of Directors of the Company. The Company’s former President also agreed to the return and cancellation of 6,000,000 post-split adjusted shares of the Company’s common stock owned by him. See Note 5.

Prior to the closing of the Merger Agreement, the Company agreed to change its name to SK3 Group, Inc., declare a two-for-one dividend on outstanding shares of common stock (Refer to Note 6(c)), and complete a private placement offering for an aggregate of $6,500,000 of the Company’s common shares at a minimum price of $2.00 per share.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by September 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.

c)

On May 9, 2007, the Company, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of the Company (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 post-split adjusted shares.

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

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by September 30, 2007.

F – 9

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

6.

Commitments (continued)

d)

On May 25, 2007, the Company, Reliablecom, The Phone Card Warehouse, Inc. (TPC), Kaushika Patel, the sole shareholder of TPC and Pradip Patel (“Patel”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for: (i) 30,000 shares of series A preferred stock of the Company, which shares shall not be transferable for a period of one year from closing; (ii) 30,000 shares of series A preferred stock of the Company to be held in escrow (the "Escrow Shares") and released incrementally upon the achievement of certain earnings measures. Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller; (iii) $7,000,000, of which $3,000,000 will be paid upon closing and $4,000,000 (the “Post-Closing Cash”) will be paid as set forth below.  The Post-Closing Cash will be subject to adjustment equal to the amount of accounts receivable outstanding as of closing, collected within 45 days from closing, plus inventory on hand, less accounts receivable or inventory outstanding for more than 45 days.  Such amounts shall only be paid to the Seller after all accounts payable outstanding as of the Closing have been paid; and (iv) An earn-out of additional cash compensation for three years from the closing date.  The Seller will receive 50% of the quarterly profits in excess of $62,500, together with 50% of the annual profits in excess of $250,000 plus the quarterly profit payments.

e)

Each share of series A convertible preferred stock (the “Preferred Stock”), has a liquidation preference of $0.01 per share and will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000.  The Preferred Stock votes together with the common stock and each share of Preferred Stock is entitled to 50 votes.

In accordance with the terms of the Purchase Agreement, upon the closing, each of the Seller and Patel will enter into an employment agreement with TPC.  Pursuant to his agreement, Patel will serve as chief executive officer of TPC.  For the first three years of the term of the agreement, Patel will be paid a salary of $14,583.33 per month.  Commencing on the third anniversary of the agreement, Patel will receive a salary draw of $14,583.33 per month.  For each of the first three fiscal quarters after the third anniversary of the agreement, Patel shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500.  After the end of the fiscal year, Patel shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000.  In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately.  The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.  The agreement also contains customary provisions for benefits, confidentiality and non-competition.

Pursuant to the agreement, Kaushika Patel (the “Controller”) will serve as controller of TPC.  For the first three years of the term of the agreement, the Controller will be paid a salary of $6,250 per month.  Commencing on the third anniversary of the agreement, the Controller will receive a salary draw of $6,250 per month.  For each of the first three fiscal quarters after the third anniversary of the agreement, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500.  After the end of the fiscal year, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000.  In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately.  The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.  The agreement also contains customary provisions for benefits, confidentiality and non-competition.

The closing of the Purchase Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others completion of audited financial statements of TPC.  In the event the Merger has not been closed by September 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the parties.

F – 10

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

Overview

SK3 is a start-up, development stage company and has not generated any significant revenues from its e-commerce business operations.

CTT International Distributors, Inc. (“CTT”) was merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc. Slabsdirect.com Inc. was incorporated under the laws of the State of Delaware on January 14, 2000. CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect.com Inc. were adopted as the Articles of CTT. Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets.  On May 23, 2007, CTT changed its name to SK3 Group, Inc.

SK3 has one subsidiary, CTT Distributors Ltd., which is the operating company and was incorporated under the laws of the Province of British Columbia on May 17, 2004. CTT Distributors Ltd. is a wholly-owned subsidiary of SK3.

On December 29, 2004, Slabsdirect.com Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. See Exhibit 10.1 - Share Exchange Agreement for more details. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of SK3 since the reverse merger (December 29, 2004) and the historical accounts of CTT Distributors Ltd. since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation.

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

In the past fiscal year, SK3 focused its efforts on the e-commerce operations of its business, including the development of the website and its strategic alliances for marketing. During the next 12 months, SK3 has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees, other than what will be required as part of SK3’s plan of operation. See “Plan of Operation” below for more information.

SK3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the SK3 (the “Merger”).  SK3 will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, SK3’s former President Amit Sankhala (“Sankhala”) resigned as an officer of SK3. Mr. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of CTT’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.   On June 26, 2007, the parties entered into Amendment No. 1 to Merger Agreement, pursuant to which the termination date was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to Merger Agreement, pursuant to which the termination date was extended to September 30, 2007.

On May 9, 2007, SK3, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of CTT (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 100,000,000 shares.

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

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007. On June 26, 2007, the parties entered into Amendment No. 1 to Purchase Agreement, pursuant to which the termination date was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to Purchase Agreement, pursuant to which the termination date was extended to September 30, 2007.

On May 25, 2007, SK3, Reliablecom Inc. (“Reliablecom”), The Phone Card Warehouse, Inc. (“TPC”), Kaushika Patel, the sole shareholder of TPC (the “Seller”) and Pradip Patel (“Patel”), entered into a Stock Purchase Agreement (the “TPC Purchase Agreement”).  Pursuant to the terms of the TPC Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for:

•

30,000 shares of series A preferred stock of the SK3, which shares shall not be transferable for a period of one year from closing;

•

30,000 shares of series A preferred stock of the SK3 to be held in escrow (the "Escrow Shares").  Of the Escrowed Shares, 10,000 shall be released to the Seller if TPC’s earnings before interest taxes, depreciation and amortization (“EBITDA”) for the first year after closing are at least $1,500,000, 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $1,600,000, and 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $2,000,000.  In the event that the first and second year targets are not met, but the total annual EBITDA for the first three years exceeds $5,100,000, all of the shares remaining in escrow would be released to the Seller.  Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller;

•

$7,000,000, of which $3,000,000 will be paid upon closing and $4,000,000 (the “Post-Closing Cash”) will be paid as set forth below.  The Post-Closing Cash will be subject to adjustment equal to the amount of accounts receivable outstanding as of closing, collected within 45 days from closing, plus inventory on hand, less accounts receivable or inventory outstanding for more than 45 days.  Such amounts shall only be paid to the Seller after all accounts payable outstanding as of the Closing have been paid; and

•

An earn-out of additional cash compensation for three years from the closing date.  The Seller will receive 50% of the quarterly profits in excess of $62,500, together with 50% of the annual profits in excess of $250,000 plus the quarterly profit payments.

Upon closing of the TPC Purchase Agreement, Mr. Patel will enter into an employment agreement with TPC pursuant to which he will serve as chief executive officer of TPC.  For the first three years of the term of the agreement, Mr. Patel will be paid a salary of $14,583.33 per month.  Commencing on the third anniversary of the agreement, Mr. Patel will receive a salary draw of $14,583.33 per month.  For each of the first three fiscal quarters after the third anniversary of the agreement, Mr. Patel shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500.  After the end of the fiscal year, Mr. Patel shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000.  In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately.  The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.

Upon closing of the TPC Purchase Agreement, the Seller will enter into an employment agreement with TPC pursuant to which she will serve as controller of TPC.  For the first three years of the term of the agreement, Mrs. Patel will be paid a salary of $6,250 per month.  Commencing on the third anniversary of the agreement, the Seller will receive a salary draw of $6,250 per month.  For each of the first three fiscal quarters after the third anniversary of the agreement, the Seller shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500.  After the end of the fiscal year, the Seller shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000.  In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately.  The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.

Financial Condition

SK3 is a development stage company and SK3’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that SK3’s auditors believe there is substantial doubt that SK3 can continue as an on-going business for the next twelve months unless SK3 obtains additional capital to pay its bills. SK3’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to SK3’s ability to continue as a going concern. Accordingly, SK3’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that SK3 will be able to realize its assets and discharge its obligations in the normal course of business. SK3 incurred net losses for the period from inception of May 17, 2004 to June 30, 2007 of $243,938.

SK3 incurred a net loss of $21,206 during the three month period ended June 30, 2007. As of June 30, 2007, SK3 had a cash balance of $308, prepaid expenses of $433. SK3’s liabilities on June 30, 2007 totaled $136,039, consisting of  $42,497 in accounts payable $290 in accrued liabilities, and $93,252 in amounts due to related parties. Accounts payable of $42,497 consisted of $38,002 for legal costs, and $4,495 for other miscellaneous administrative costs. Accrued liabilities of $290 consisted of $290 of accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. When these assets were offset against SK3’s liabilities, SK3 was left with a working capital deficit of $135,298 at June 30, 2007.

SK3’s financial statements included in this quarterly report have been prepared without any adjustments that would be necessary if SK3 becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

Limited operating history; need for additional capital

There is limited historical financial information about SK3 upon which to base an evaluation of its performance as an e-commerce company. SK3 is an e-commerce company but has not generated any significant revenues from its e-commerce business. SK3 cannot guarantee it will be successful in the e-commerce industry. SK3’s business is subject to risks inherent in the establishment of a new business enterprise, including limited working capital, possible delays in the development of its products and services, and possible cost overruns due to price and cost increases in products and services.

SK3 has adopted a phased plan of operation to the development of its website and its operations. See “Plan of Operation” below for more detail. This allows SK3 to allocate the expenditures of its resources in a very timely and measured manner. SK3 will not continue with expenditures in any phase of the development if Amit Sankhala thinks SK3 will be unable to complete the designated task. SK3 may require further equity financing to provide for some of the working capital required to implement future development of its website and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

To meet its need for cash, SK3 will rely on any revenues generated from its business operations and on debt and equity financings. Any revenue and financings will be applied to (1) development of SK3’s website www.cheaperthanthem.com   and implementation of SK3’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long SK3 can satisfy its cash requirements. On August 9, 2006, Amit Sankhala advanced $10,000 to the Company for working capital purposes, secured by an unsecured, demand, non-interest bearing promissory note. Management believes that SK3 can satisfy its cash needs until December 2006 based upon its existing cash, receivables and inventory on hand. As well, with the payment terms that SK3 has with its suppliers, it can purchase most inventory on 60 day terms. SK3 keeps its costs down by not paying Amit Sankhala a salary and keeping its operating expenses low.

If SK3 requires additional proceeds, SK3 will have to find alternative sources, like a public offering, a private placement of securities, or additional loans from its sole officer or others. SK3 has no assurance that future equity financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, SK3 may be unable to continue, develop or expand its e-commerce operations. Equity financing could result in additional dilution to existing shareholders.

At the present time, SK3 is seeking equity financing to provide for the capital required to implement the phases of its plan of operation. SK3 cannot guaranty that the proceeds raised from any offering, if any, will be enough for it to stay in business.

If SK3 is unable to complete any phase of its plan of operation because it does not have enough money, SK3 will suspend business operations until SK3 raises additional working capital. If SK3 cannot raise the required working capital, SK3 will either have to suspend operations until it does raise the required working capital, or cease operations entirely. If SK3 ceases business operations, SK3 does not know what it will do and does not have any plans to do anything else.

Comparison of the Six Month Periods Ended June 30, 2007 and 2006

Results of Operations

While SK3 is currently generating some revenue, SK3 does not anticipate earning significant revenues until it completes Phase 2 of its plan of operation. However, there is no assurance that SK3 will be able to complete its plan of operation and management does not know when SK3’s business operations will generate significant revenues. There is no guaranty that SK3 will generate revenues from the website, or that if SK3 does complete Phase 2 of its plan of operation, that SK3’s business operations will generate significant revenues or that SK3 will be able to secure the financing necessary to proceed with the other phases of its plan of operations.

For the six month period ended June 30, 2007, SK3 incurred a net loss of $48,015, compared to SK3’s net loss of $35,651 for the six month period ended June 30, 2006. The increase in net loss for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was primarily due to SK3 generating no revenues for the six month period, which resulted in nil profits, an increase in consulting services, and an increase in professional fees.

 Revenues

SK3 has generated revenues of $62,367 from operations since its inception and $0 in revenues for the six month period ended June 30, 2007. For the six month period ended June 30, 2007, SK3 did not sell any products.

SK3 has generated revenues of $62,367 from operations since its inception and $5,090 in revenues for the six month period ended June 30, 2006 for an average gross margin of 23%.

There is no real reason for the rate of decline on sales of products other than the lack of customer demand on the website.

The breakdown of SK3’s sales between its Direct Business and its Fulfillment Business is 100% and nil respectively. Inventory is kept low as SK3’s suppliers have inventory on hand. SK3’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with SK3’s supply channels to meet demands. If SK3 is unable to provide the inventory and meet demands, it will mark the product as “out of stock” on the website. To date, SK3 has not made any fulfillment sales.

As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. SK3 has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up SK3 and SK3 has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. There were no sales during the six month period ended June 30, 2007 and no outstanding receivables at June 30, 2007.  There is a direct correlation between the outstanding accounts and SK3’s liquidity. SK3 will be less able to turn its cash around to purchase inventory so it potentially decreases SK3’s profitability.

 Operating Expenses

Total operating expenses increased to $48,015 for the six month period ended June 30, 2007, from $37,807 for the six month period ended June 30, 2006, due primarily to an increase in professional fees of $1,187, an increase in consulting services of $8,663, and an increase in impairment of website development costs of $781.  Management expects SK3’s operating expenses to increase as SK3 increases its business operations and its investing and financing activities.

For the six month period ended June 30, 2007, SK3 realized $0 in sales of its products. The related cost of sales was $0 resulting in gross profit from operations of $0.  During the same period, SK3 incurred (a) general administrative expenses of $5,281; (b) professional fees of $26,778, which included legal fees of $6,928, accounting fees of $13,850 for preparation of the financial statements, and auditor’s fees of $6,000; (c) consulting fees of $12,019; (d) donated services of $3,000, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the six month period ending June 30, 2007, SK3 had total net loss of $48,015.

For the six month period ended June 30, 2006, SK3 realized $5,090 in sales of its products. The related cost of sales was $2,934, resulting in gross profit from operations of $2,156. SK3’s cost of sales consists solely of inventory costs. During the same period, SK3 incurred (a) general administrative expenses of $5,548; (b) professional fees of $25,591, which included legal fees of $15,641, accounting fees of $7,700 for preparation of the financial statements, and auditor’s fees of $2,250; (c) consulting fees of $3,356; (d) donated services of $3,000, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $312 for the accumulated amortization on its website. Therefore, for the three month period ending June 30, 2006, SK3 had total net loss of $35,651.

SK3 has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, SK3’s auditors stated in their report for the fiscal period ended December 31, 2006 that there is substantial doubt that SK3 will be able to continue as a going concern.

Off-Balance Sheet Arrangements

SK3 has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on SK3’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor does SK3 have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

SK3’s capital resources have been limited. SK3 currently does not generate significant revenue from its business operations to be profitable, and to date has primarily relied on the sale of equity for working capital for its business operations.

SK3 had cash of $308 and a working capital deficit of $135,298 at June 30, 2007. During the six month period ended June 30, 2007, SK3 funded its operations through existing cash on hand. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000 and on August 9, 2006 the Company issued a promissory note to Amit Sankhala for cash advances of $10,000.

The notes to SK3’s consolidated financial statements as of June 30, 2007 contain footnote disclosure regarding SK3’s uncertain ability to continue as a going concern. SK3 has not generated sufficient revenues to cover its expenses, and SK3 has an accumulated deficit of $278,220. While management believes that SK3 will begin to generate more revenue during the year, as of June 30, 2007, SK3 had $136,039 in current liabilities and SK3 cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

While SK3 has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and launch its business operations. SK3 is seeking financing in the form of equity in order to provide the necessary working capital. SK3 currently has no commitments for financing. There are no assurances SK3 will be successful in raising the funds required.

Critical Accounting Policies

SK3’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

 Revenue Recognition

SK3 recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “ Revenue Recognition in Financial Statements ”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. SK3 sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at June 30, 2007, there was no allowance for doubtful accounts.

Foreign Currency Transaction / Balances

SK3’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “ Foreign Currency Translation ”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. SK3 has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website Development Costs

SK3 recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ”. Relating to website development costs SK3 follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “ Accounting for Website Development Costs” .

Going Concern Issue

The going concern basis of presentation assumes SK3 will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

SK3’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of June 30, 2007, SK3 has only generated $62,367 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. SK3 may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

SK3 has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

SK3 does not believe that inflation will have a material impact on SK3’s future business operations.

Plan of Operation for the Next Twelve Months

SK3 has not had any significant revenues generated from its business operations since inception.

SK3 anticipates that it may not be able to satisfy its working capital requirements for the next 12 months. Accordingly, SK3 will need to raise additional working capital to continue its operations. SK3 anticipates funding its working capital needs for the next 12 months through the equity capital markets and private financings. Although the foregoing actions are expected to cover SK3’s anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that SK3 will be able to raise sufficient cash to meet these cash requirements.

Also, SK3 expects revenues generated from the website to contribute to SK3’s required working capital, but expects that the revenues generated from the website for the next 12 months will not be enough for its required working capital. Until SK3 is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

SK3 expects to improve cash flows and operating results by raising additional capital through a registered offering, private placements of stock, and private loans. Therefore, SK3 has not contemplated any plan of liquidation if it does not generate revenues. SK3 cannot ensure, however, that these plans will be successful.

At any phase, if SK3 finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If SK3 cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, SK3 needs to establish its website as a comprehensive on-line shopping mall. To achieve this goal, Management has prepared a plan of operation for the next 12 months. Each of the phases of the plan of operations listed below will be implemented as resources are available.

 Phase 1 - Develop and populate website (3 months)

In Phase 1, SK3 plans to (1) upgrade and update the website so that it is more visually appealing and technologically sound and (2) update its product line and visuals on the website. SK3 has budgeted $50,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of SK3’s plan of operation. This budget includes the cost of a fully functional, e-commerce enabled format and the costs associated with installation and technicians. Also in this phase, SK3 will continue to maintain and populate the website with new products and updated visuals.

 Phase 2 - Expand inventory and products (6 months)

In Phase 2, SK3 plans to expand its product line to include inventory and products as the new products become available from suppliers and Fulfillment Associates. SK3 will allocate 25% of this phase’s budget to the purchase of new and existing merchandise.

SK3’s expansion goals in this phase are to (1) expand its inventory product line by 12 new inventory products, (2) expand its business by offering products directly applicable to its retail model, and (3) to expand its inventory of products to provide a 15 - 100% gross margin. SK3 has a 100% margin on some of its MP3 products. As the cost of components drops to the manufacturer, especially flash memory, those costs are passed on to SK3. Management believes that as SK3 sources directly from manufacturers, it will increase its margins as the cost of components decrease.

SK3 has budgeted $75,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of SK3’s plan of operation.

 Phase 3- Implement marketing strategy (6 months)

In Phase 3, SK3 plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the website and its products, and (3) implement its marketing strategy on its target market, including international customers.

SK3’s marketing goals in this phase are to attract potential and repeat customers to the website and have customers perceive the website as a preferred source of non-branded, discount products that are delivered in a professional, authoritative and efficient manner.

SK3 has budgeted $75,000 for this phase and expects it to take six months to complete with completion expected within the second six months of SK3’s plan of operation.

 Phase 4- Corporate Development (4 months)

In Phase 4, SK3 plans to expand its business operations by creating products directly applicable to the non-branded, discounted product market. SK3 intends to create products that are copies of the products that mainstream producers like Apple, Sony and Samsung produce. Create means to develop a product that has similar functionality and style, yet does not and will not infringe on anyone’s intellectual property. SK3 currently has no in house manufacturing. SK3 will identify a trend in electronics being sold by companies such as the Apple iPod or Sony MP3 players and work with the manufacturer to create similar looking and functioning products.

 SK3 has budgeted $50,000 for this phase and expects it to take four months to complete, with completion expected within the final four months of SK3’s plan of operation.

During any phase of the plan of operation, if SK3 does not have adequate working capital to complete a phase of its proposed plan of operation, SK3 may have to suspend its business operations and attempt to raise more working capital so that SK3 can proceed. If SK3 cannot raise the necessary working capital to proceed SK3 may have to cease business operations until there is sufficient working capital.

SK3 anticipates continuing to rely on private loans, equity sales of common shares, or debt financing in order to fund its proposed plan of operation. The issuance of additional shares will result in dilution to existing shareholders of SK3.

SK3 is not currently conducting any research and development activities other than the development of the website. It does not anticipate conducting such activities in the near future. As SK3 expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three month period ended March 31, 2007, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of SK3, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about SK3’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for SK3’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in SK3’s filings with the Securities and Exchange Commission. The results that SK3 achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three month period ended March 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

 As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-QSB and SK3 disclaims any duty to update any such forward-looking statements, and SK3 assumes no obligation to update any such forward-looking statements.

SK3 may, from time to time, make oral forward-looking statements. SK3 strongly advises that the above paragraph and the risk factors described in SK3’s Annual Report and in SK3’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of SK3 to materially differ from those in the oral forward-looking statements. SK3 disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 20, 2007	SK3 GROUP, INC. By:/s/ SAJID KAPADIA Sajid Kapadia, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATIONS

I, Sajid Kapadia, Chief Executive and Financial Officer of SK3 Group, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of SK3 Group, Inc.;

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

Dated: August 20, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SK3 Group, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 20, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer

14