Form 10QSB
period 2007-09-30
SK3 Group, Inc.
filed 2007-11-20
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 – 28,191,303 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SK3 GROUP, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	F-1

	Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and 2006 and from May 17, 2004 (date of inception) to September 30, 2007 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	F-3

	Notes to Consolidated Financial Statements (unaudited)	F-4 – F-10

Item 2.	Management's Discussion and Analysis or Plan of Operations	2

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	289	16,928
Accounts receivable	–	936
Prepaid expenses	–	429
Total Current Assets	289	18,293
Intangible Assets (Note 3)	–	937
Total Assets	289	19,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	38,017	37,793
Accrued liabilities	290	290
Due to related party (Note 4)	35,016	1,794
Notes payable (Note 4)	69,636	69,636
Total Liabilities	142,959	109,513
Contingencies and Commitments (Notes 1 and 6)
Stockholders’ Deficit
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.0001
Issued and outstanding: none	–	–
Common Stock
Authorized: 90,000,000 common shares with a par value of $0.0001
Issued and outstanding: 28,191,303 and 34,191,303 shares respectively	2,820	3,420
Additional Paid in Capital	120,355	119,755
Donated Capital	21,547	16,747
Deficit Accumulated During the Development Stage	(287,392)	(230,205)
Total Stockholders’ Deficit	(142,670)	(90,283)
Total Liabilities and Stockholders’ Deficit	289	19,230

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–1

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated
	from May 17,
	2004 (Date of	For the Three	For the Three	For the Nine	For the Nine
	Inception) to	Months Ended	Months Ended	months Ended	months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	62,367	–	–	–	5,090

Cost of Sales	(48,103)	–	–	–	(2,934)

Gross Profit	14,264	–	–	–	2,156

Expenses

Advertising & marketing	5,820	–	–	–	–
Amortization	1,718	–	156	156	469
Consulting	33,285	–	4,273	12,019	7,629
Donated services	21,547	1,800	1,500	4,800	4,500
General and administrative	32,367	2,858	3,259	8,139	8,806
Impairment of website development costs	781	–	–	781	–
Professional fees	154,115	4,514	29,865	31,292	55,456

Total Expenses	249,633	9,172	39,053	57,187	76,860

Loss from Operations	(235,369)	(9,172)	(39,053)	(57,187)	(74,704)

Loss on disposal of subsidiary	(17,741)	–	–	–	–

Net Loss	(253,110)	(9,172)	(39,053)	(57,187)	(74,704)

Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		28,191,000	33,051,000	19,743,000	33,051,000

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–2

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	months Ended
	September 30,	September 30,
	2007	2006
	$	$

Operating Activities

Net loss for thep eriod	(57,187)	(74,704)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	156	469
Impairment of website development costs	781	–
Donated services	4,800	4,500

Changes in operating assets and liabilities:
Accounts receivable	936	2,123
Inventory	–	2,387
Prepaid expenses	429	–
Accounts payable and accrued liabilities	224	11,192
Due to related parties	32,150	10,000

Net Cash Used in Operating Activities	(17,711)	(44,033)

Cash Flows Provided by Financing Activities
Proceeds from advances from related party	(587)	–
Repayment of amounts owed related parties	1,659	41,000

Net Cash Provided by Financing Activities	1,072	41,000

Decrease in Cash	(16,639)	(3,033)

Cash – Beginning of Period	16,928	14,061

Cash – End of Period	289	11,028

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–3

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Development Stage Company

SK3 Group, Inc. (formerly CTT International Distributors Inc.) (the “Company”) was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 1,365,003 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated on consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company. The Company incorporated a wholly-owned subsidiary, CTT International Distributors Inc. on November 1, 2004 under the laws of the State of Delaware. Effective January 7, 2005, CTT International Distributors Inc. merged with and into the Company, and the Company was the surviving corporation. Concurrent with the merger, the Company changed its name from Slabsdirect.com, Inc. to CTT International Distributors Inc.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2007, the Company has a working capital deficiency of $142,670 and has accumulated losses of $287,392 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On May 14, 2007, the Company completed a merger with its wholly-owned subsidiary, SK3 Group, Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from CTT International Distributors Inc. to SK3 Group, Inc. The Company is in the process of changing its business to the telecommunications industry and during the nine months ended September 30, 2007, the Company entered into the Stock Purchase Exchange and Plan of Merger Agreements described in Note 6.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and December 31, 2006, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, revenue recognition and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At September 30, 2007, the Company did not hold any inventory.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

g)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. For the nine months ended September 30, 2007, the Company did not recognize all sales revenue. For the nine months ended September 30, 2006, revenue from one customer represented 57% of total revenue and from a second customer represented 40% of total revenue. For the nine months ended September 30, 2007, the Company did not purchase any inventory. For the nine months ended September 30, 2006, the Company purchased 100% of its inventory from one vendor.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

F – 7

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

3.	Intangible Assets

				September 30,	December 31,
				2007	2006
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$
				(unaudited)

Website development costs	2,500	1,719	781	–	937

Costs associated with the website consist primarily of website design costs. These capitalized costs were being amortized based on their estimated useful life over four years. During the nine month period ended September 30, 2007, the Company wrote off the carrying value of $781 to operations as the carrying costs were no longer recoverable. Internal costs related to the development of website content are charged to operations as incurred.

4.	Related Party Balances/Transactions

a)	At September 30, 2007, the Company owes $31,563 (December 31, 2006 - $1,794) to a company related by common directors for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)	At September 30, 2007, the Company owes $19,900 (December 31, 2006 - $19,900) of demand notes to the former President of the Company. The notes are unsecured, non-interest bearing and due on demand. The Company owes $3,453 (December 31, 2006 - $nil) to the former President of the Company for advances and expenses paid on behalf of the Company, which are unsecured, non-interest bearing and due on demand.

c)	At September 30, 2007, the Company owes the former President of the Company for cash advances of $41,000 (December 31, 2006 - $41,000). The note is unsecured, non-interest bearing and due on demand.

d)	At September 30, 2007, the Company owes the former President of the Company for the acquisition of its opening inventory in the amount of $8,736 (December 31, 2006 - $8,736). The note is unsecured, non-interest bearing and due on demand.

e)	During the nine month period ended September 30, 2007, the Company recognized a total of $4,500 (September 30, 2006 - $4,500) for donated services provided by the former President of the Company. As at September 30, 2007 the Company recognized a total of $300 (September 30, 2006 – $nil) for donated rent.

5.	Common Stock

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

6.	Commitments

a)	On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis. On June 30, 2006, the Company terminated the lease agreement and entered into a new lease agreement for office premises at a rate of CDN$50 per month. For the nine month periods ended September 30, 2007 and 2006, the Company incurred rent expense of $4,192 and $4,416, respectively, which has been recorded as general and administrative expense.

b)	On April 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the Company (the “Merger”). The Company will issue an aggregate of 43,875,000 post-split adjusted shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 common shares.

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

The closing of the Merger Agreement is subject to customary closing conditions. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if a closing had not occurred by September 30, 2007. As at September 30, 2007, the Merger Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

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

The closing of the Purchase Agreement is subject to customary closing conditions. Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at September 30, 2007, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

d)	On May 25, 2007, the Company, Reliablecom, The Phone Card Warehouse, Inc. (TPC), Kaushika Pael, the sole shareholder of TPC and Pradip Patel (“Patel”) entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for (i) 30,000 shares of series A preferred stock of the Company, which shares shall not be transferable for a period of one year from closing; (ii) 30,000 shares of series A preferred stock of the Company to be held in escrow (the "Escrow Shares") and released incrementally upon the achievement of certain earnings measures. Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller; (iii) $7,000,000, of which $3,000,000 will be paid upon closing and $4,000,000 (the “Post-Closing Cash”) will be paid as set forth below. The Post-Closing Cash will be subject to adjustment equal to the amount of accounts receivable outstanding as of closing, collected within 45 days from closing, plus inventory on hand, less accounts receivable or inventory outstanding for more than 45 days. Such amounts shall only be paid to the Seller after all accounts payable outstanding as of the Closing have been paid; and (iv) An earn-out of additional cash compensation for three years from the closing date. The Seller will receive 50% of the quarterly profits in excess of $62,500, together with 50% of the annual profits in excess of $250,000 plus the quarterly profit payments.

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

In accordance with the terms of the Purchase Agreement, upon the closing, each of the Seller and Patel will enter into an employment agreement with TPC. Pursuant to his agreement, Patel will serve as chief executive officer of TPC. For the first three years of the term of the agreement, Patel will be paid a salary of $14,583.33 per month. Commencing on the third anniversary of the agreement, Patel will receive a salary draw of $14,583.33 per month. For each of the first three fiscal quarters after the third anniversary of the agreement, Patel shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500. After the end of the fiscal year, Patel shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000. In the event 25% of the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately. The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration. The agreement also contains customary provisions for benefits, confidentiality and non-competition.

Pursuant to the agreement, Kaushika Patel (the “Controller”) will serve as controller of TPC. For the first three years of the term of the agreement,. the Controller will be paid a salary of $6,250 per month. Commencing on the third anniversary of the agreement, the Controller will receive a salary draw of $6,250 per month. For each of the first three fiscal quarters after the third anniversary of the agreement, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500. After the end of the fiscal year, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000. In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately. The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration. The agreement also contains customary provisions for benefits, confidentiality and non-competition.

The closing of the Purchase Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others completion of audited financial statements of TPC. Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at September 30, 2007, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

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

Financial Condition

SK3 is a development stage company and SK3’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that SK3’s auditors believe there is substantial doubt that SK3 can continue as an on-going business for the next twelve months unless SK3 obtains additional capital to pay its bills. SK3’s auditors’ report on its 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to SK3’s ability to continue as a going concern. Accordingly, SK3’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that SK3 will be able to realize its assets and discharge its obligations in the normal course of business. SK3 incurred net losses for the period from inception of May 17, 2004 to September 30, 2007 of $287,392.

SK3 incurred a net loss of $9,172 during the three month period ended September 30, 2007. As of September 30, 2007, SK3 had a cash balance of $289. SK3’s liabilities on September 30, 2007 totaled $142,959, consisting of $38,017 in accounts payable $290 in accrued liabilities, $69,636 in notes payable and $35,016 in amounts due to related parties. Accounts payable of $38,017 consisted of legal costs, and other miscellaneous administrative costs. Accrued liabilities of $290 consisted of $290 of accrued legal fees. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. When these assets were offset against SK3’s liabilities, SK3 was left with a working capital deficit of $142,670 at September 30, 2007.

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

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

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

For the three month period ended September 30, 2007, SK3 incurred a net loss of $9,172, compared to SK3’s net loss of $39,053 for the three month period ended September 30, 2006. The decrease in net loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily due to SK3 generating no revenues for the three month period, which resulted in nil profits, a decrease in general and administrative expenses and a decrease in professional fees.

Revenues

SK3 has generated revenues of $62,367 from operations since its inception and $0 in revenues for the three month period ended September 30, 2007. For the three month period ended September 30, 2007, SK3 did not sell any products.

SK3 has generated revenues of $62,367 from operations since its inception and $0 in revenues for the three month period ended September 30, 2006. For the three month period ended September 30, 2006, SK3 did not sell any products.

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

As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. SK3 has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up SK3 and SK3 has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. There were no sales during the three month period ended September 30, 2007 and no outstanding receivables at September 30, 2007. There is a direct correlation between the outstanding accounts and SK3’s liquidity. SK3 will be less able to turn its cash around to purchase inventory so it potentially decreases SK3’s profitability.

Operating Expenses

Total operating expenses decreased to $9,172 for the three month period ended September 30, 2007, from $39,053 for the three month period ended September 30, 2006, due primarily to a decrease in professional fees of $25,351, a decrease in consulting services of $4,273, and a decrease in general and administrative expenses of $401. Management expects SK3’s operating expenses to increase as SK3 increases its business operations and its investing and financing activities.

For the three month period ended September 30, 2007, SK3 realized $0 in sales of its products. The related cost of sales was $0 resulting in gross profit from operations of $0. During the same period, SK3 incurred (a) general administrative expenses of $2,858; (b) professional fees of $4,514, which included legal fees, accounting fees for preparation of the financial statements, and auditor’s fees; (c) consulting fees of $0; and (d) donated services of $1,800, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment. Therefore, for the three month period ending September 30, 2007, SK3 had total net loss of $9,172.

For the three month period ended September 30, 2006, SK3 realized $0 in sales of its products. The related cost of sales was $0, resulting in gross profit from operations of $0. During the same period, SK3 incurred (a) general administrative expenses of $3,259; (b) professional fees of $29,865, which included legal fees, accounting fees for preparation of the financial statements, and auditor’s fees; (c) consulting fees of $4,273; (d) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the three month period ending September 30, 2006, SK3 had total net loss of $39,053.

SK3 has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, SK3’s auditors stated in their report for the fiscal period ended December 31, 2006 that there is substantial doubt that SK3 will be able to continue as a going concern.

Comparison of the Nine Month Periods Ended September 30, 2007 and 2006

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

For the nine month period ended September 30, 2007, SK3 incurred a net loss of $57,187, compared to SK3’s net loss of $74,704 for the nine month period ended September 30, 2006. The decrease in net loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was primarily due to SK3 generating no revenues for the nine month period, which resulted in nil profits, an decrease in general and administrative expenses and a decrease in professional fees.

Revenues

SK3 has generated revenues of $62,367 from operations since its inception and $0 in revenues for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2007, SK3 did not sell any products.

SK3 has generated revenues of $62,367 from operations since its inception and $5,090 in revenues for the nine month period ended September 30, 2006 for a gross profit of $2,156.

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

As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. SK3 has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up SK3 and SK3 has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified cheques. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. There were no sales during the three month period ended September 30, 2007 and no outstanding receivables at September 30, 2007. There is a direct correlation between the outstanding accounts and SK3’s liquidity. SK3 will be less able to turn its cash around to purchase inventory so it potentially decreases SK3’s profitability.

Operating Expenses

Total operating expenses decreased to $57,187 for the nine month period ended September 30, 2007, from $76,860 for the nine month period ended September 30, 2006, due primarily to a decrease in professional fees of $24,164, an increase in consulting services of $4,390, and a decrease in general and administrative expenses of $667. Management expects SK3’s operating expenses to increase as SK3 increases its business operations and its investing and financing activities.

For the nine month period ended September 30, 2007, SK3 realized $0 in sales of its products. The related cost of sales was $0 resulting in gross profit from operations of $0. During the same period, SK3 incurred (a) general administrative expenses of $8,139; (b) professional fees of $31,292, which included legal fees, accounting fees for preparation of the financial statements, and auditor’s fees; (c) consulting fees of $12,019; and (d) donated services of $4,800, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment. Therefore, for the nine month period ending September 30, 2007, SK3 had total net loss of $57,187.

For the nine month period ended September 30, 2006, SK3 realized $5,090 in sales of its products. The related cost of sales was $2,934, resulting in gross profit from operations of $2,156. During the same period, SK3 incurred (a) general administrative expenses of $8,806; (b) professional fees of $55,456, which included legal fees, accounting fees for preparation of the financial statements, and auditor’s fees; (c) consulting fees of $7,629; (d) donated services of $4,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; and (e) amortization of $156 for the accumulated amortization on its website. Therefore, for the nine month period ending September 30, 2006, SK3 had total net loss of $74,704.

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

SK3 had cash of $289 and a working capital deficit of $142,670 at September 30, 2007. During the three month period ended September 30, 2007, SK3 funded its operations through existing cash on hand. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000 and on August 9, 2006 the Company issued a promissory note to Amit Sankhala for cash advances of $10,000.

The notes to SK3’s consolidated financial statements as of September 30, 2007 contain footnote disclosure regarding SK3’s uncertain ability to continue as a going concern. SK3 has not generated sufficient revenues to cover its expenses, and SK3 has an accumulated deficit of $287,392. While management believes that SK3 will begin to generate more revenue during the year, as of September 30, 2007, SK3 had $142,959 in current liabilities and SK3 cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Revenue Recognition

SK3 recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “ Revenue Recognition in Financial Statements ”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players. Amit Sankhala regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. SK3 sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at September 30, 2007, there was no allowance for doubtful accounts.

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

SK3’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of September 30, 2007, SK3 has only generated $62,367 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. SK3 may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

SK3’s expansion goals in this phase are to (1) expand its inventory product line by 12 new inventory products, (2) expand its business by offering products directly applicable to its retail model, and (3) to expand its inventory of products to provide a 15 -100% gross margin. SK3 has a 100% margin on some of its MP3 products. As the cost of components drops to the manufacturer, especially flash memory, those costs are passed on to SK3. Management believes that as SK3 sources directly from manufacturers, it will increase its margins as the cost of components decrease.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report for the three and nine month period ended September 30, 2007, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of SK3, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about SK3’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for SK3’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in SK3’s filings with the Securities and Exchange Commission. The results that SK3 achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three and nine month period ended September 30, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 19, 2007	SK3 GROUP, INC.

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: November 19, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SK3 Group, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2007	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive and Financial Officer