Form 10KSB
period 2007-12-31
SK3 Group, Inc.
filed 2008-04-15
CIK 1106285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number	000-30919

SK3 GROUP, INC.
(Name of Small Business Issuer in its charter)

Delaware	98-6218467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Ave., Harrison, New York	10528
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (914) 777-2090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

[ ] Yes         [X]  No

State issuer’s revenues for its most recent fiscal year.

$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $41,443,995, based upon the closing sales price of the Company’s common stock as quoted on the Over the Counter Bulletin Board on April 14, 2008 which was $5.00 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2008

Common Stock - $0.0001 par value	28,191,303

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Forward Looking Statements

This Annual Report on Form 10-KSB for the year ended December 31, 2007, including the discussion of the business of SK3 Group, Inc. (“SK3” or the “Company”), management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain “forward-looking” statements within the meaning of United States federal securities laws.  Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of SK3, constitutes “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements.  All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about SK3’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2008; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2008 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.  All forward-looking statements are made as of the date of filing of this Form 10-KSB and SK3 disclaims any duty to update such statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs.  Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for SK3’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in SK3’s filings with the Securities and Exchange Commission.  The results that SK3 achieves may differ materially from any forward-looking statements due to these risks and uncertainties.  The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.  All forward-looking statements are made as of the date of filing of this Form 10-KSB and SK3 disclaims any duty to update any such forward-looking statements.

SK3 may, from time to time, make oral forward-looking statements.  SK3 strongly advises that the above paragraphs and the risk factors described in this Annual Report and in SK3’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of SK3 to materially differ from those in the oral forward-looking statements.  SK3 disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

General

SK3 Group, Inc. (“ SK3 ”) is a holding company merged under the laws of the State of Delaware on January 7, 2005.  SK3 was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc.  Slabsdirect.com, Inc. was incorporated under the laws of the State of Delaware on January 14, 2000 (“ Slabsdirect ”).  CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004.  As part of the merger, the Articles of Slabsdirect.com, Inc. were adopted as the Articles of SK3.  On May 23, 2007, in connection with the Merger Agreement (as described below) the Company changed its name from “CTT International Distributors, Inc.” to “SK3 Group, Inc.”

SK3 has one subsidiary, CTT Distributors Ltd. (the “ Subsidiary ”), which is the operating company and was incorporated under the laws of the Province of British Columbia on May 17, 2004.  The Subsidiary is a wholly-owned subsidiary of SK3.

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

References in this Annual Report to SK3 includes the Subsidiary, unless otherwise stated.

Proposed Merger with Reliablecom, Inc.

SK3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the CTT (the “Merger”).  SK3 will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, SK3’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of SK3. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of SK3’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.  On June 26, 2007, the parties entered into Amendment No. 1 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to July 31, 2007.  On August 10, 2007, the parties  entered into Amendment No. 2 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Reliablecom, Inc.

Proposed Acquisition of Sohel Distributors, Inc.

On May 9, 2007, SK3, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Sohel Purchase Agreement”).  Pursuant to the terms of the Sohel Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of SK3 (the

“Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Sohel Purchase Agreement, Sk3, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Sohel Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Sohel Purchase Agreement is subject to customary closing conditions. The Sohel Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Sohel Distributors, Inc.

Proposed Acquisition of The Phone Card Warehouse, Inc.

On May 25, 2007, SK3, Reliablecom, The Phone Card Warehouse, Inc. (“TPC”), Kaushika Patel, the sole shareholder of TPC (the “Seller”) and Pradip Patel (“Patel”), entered into a Stock Purchase Agreement (the “TPC Purchase Agreement”).  Pursuant to the terms of the TPC Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for:

  30,000 shares of series A preferred stock of SK3, which shares shall not be transferable for a period of one year from closing;
  30,000 shares of series A preferred stock of SK3 to be held in escrow (the "Escrow Shares").  Of the Escrowed Shares, 10,000 shall be released to the Seller if TPC’s earnings before interest taxes, depreciation and amortization (“EBITDA”) for the first year after closing are at least $1,500,000, 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $1,600,000, and 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $2,000,000.  In the event that the first and second year targets are not met, but the total annual EBITDA for the first three years exceeds $5,100,000, all of the shares remaining in escrow would be released to the Seller.  Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller;
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

Each share of Preferred Stock has a liquidation preference of $0.01 per share and will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000.

Upon closing of the TPC Purchase Agreement, each of the Seller and Pradip Patel will enter into an employment agreement with TPC, pursuant to which Mr. Patel and Seller will serve as chief executive officer and controller of TPC, respectively.  For the first three years of the term of Mr. Patel’s employment agreement, Mr. Patel will be paid $175,000 per year.  For the first three years of the term of Seller’s employment agreement, Seller will be paid $75,000 per year.  Mr. Patel’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.  Seller’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.

The closing of the TPC Purchase Agreement is subject to customary closing conditions. The TPC Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the TPC Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to The Phone Card Warehouse, Inc.

Business of SK3

SK3 is in the e-commerce business and provides high-quality, non-branded computer and electronic merchandise at discount prices to the internet consumer through its website www.cheaperthanthem.com .  The website is hosted by Ezyra E-Business Services, an unrelated party, which charges SK3 an annual fee of $372.36 to host the website.

Products and Services

SK3 has a direct business, in which it buys and takes possession of excess electronic and computer inventory for resale (the “Direct Business ”).  In addition, SK3 has a fulfillment partner business, in which SK3 facilitates the sale of merchandise of other retailers, cataloguers or manufacturers (collectively “Fulfillment Associates”) through the website (the “Fulfillment Business”).

For both the Direct Business and Fulfillment Business, SK3 has developed a consumer and a wholesaler sales channel.  Therefore, SK3’s business consists primarily of four combinations of these components: direct consumer, direct wholesaler, fulfillment business consumer and fulfillment business wholesaler.  Wholesale purchases make up over 80% of SK3’s revenues to date.  Direct sales to consumers are 20%.  Retail goods are marked up by a margin of 50% and higher. Wholesale customers are charged 10-20% above cost depending on the volumes they order. There is no wholesaler agreement that SK3 uses as sales are strictly volume based.  SK3 currently serves four wholesale clients.

The security measures taken by SK3 include only allowing the president of the SK3 access to the confidential data and access to SK3’s server via secured password.  Also, none of the confidential payment information is accessible via the Website as it is e-mailed or faxed directly to SK3, and it is kept in a locked cabinet, which only Mr. Sankhala has access to.   SK3 does retain credit card information on the order forms for a period of six months, after which the information is shredded.

SK3’s sales have come from the United States and Canada.  The majority of SK3’s retail sales are from the United States off SK3’s website.  The majority of the wholesale sales are in Canada.  Sales from the United States account for 25% and sales from Canada account for 75%.

SK3 utilizes the Internet to create a more efficient market for liquidation computer and electronic merchandise.  SK3 provides consumers and businesses with quick and convenient access to high-quality, non-branded computer and electronic merchandise at discount prices.

SK3’s objective is to leverage the Internet to become the dominant closeout solution for holders of non-branded computer and electronic merchandise.  SK3 is pursuing this objective through the following key strategies:

SK3 intends to source its products from lower cost jurisdictions, primarily in Asia.

SK3 offers a 30-day money back guarantee on all products. Customers pay for shipping on purchases and returns. If returned, the item is checked for damage and repackaged if sound.

Management believes that by utilizing targeted online campaigns such as banner ad and e-mail campaigns, the results of which SK3 is able to quantify, it will be able to keep its per customer acquisition costs low.

Management believes it offers its wholesale customers a compelling opportunity for purchasing bulk inventory online at low prices with high-quality service.  Management believes that the small retail market is underserved by existing liquidators and it is working to take advantage of this significant opportunity.

Management believes that closeout electronic and computer merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers.  Management believes that the traditional liquidation market for computer and electronic products is therefore characterized by fragmented supply and fragmented demand.  SK3 is utilizing the Internet to aggregate both supply and demand and create a more efficient market for liquidation of electronic and computer merchandise.  Although SK3 currently only offers MP3 players and MP3 accessories, it intends to expand its products to include other computer and electronic products after it has raised sufficient funds to do so. SK3 cannot provide any guarantees of its ability to raise financing

Direct Business

SK3’s Direct Business involves buying and taking possession of inventory for resale.  SK3 currently offers MP3 players and an FM transmitter accessory for MP3 players on the website.  SK3 intends to become an online retailer offering various discount, non-branded electronic and computer merchandise for sale over the Internet.  SK3 will offer its customers an opportunity to shop for bargains conveniently, while offering its suppliers an alternative inventory liquidation distribution channel.  SK3 expects to add new, limited inventory products to the website in order to create an atmosphere that encourages customers to visit frequently and purchase products before its inventory sells out.

SK3’s three suppliers are currently from Taiwan and China.  The Taiwanese suppliers have the factories in China.  SK3 currently uses LTP Tech because they have an office in Richmond, British Columbia which is close to SK3’s office.  SK3 has other suppliers but has not elected to purchase from them until SK3 has the demand for those products.  SK3’s supply agreements are simply purchase orders to the supplier.  There are no contractual obligations, the higher the volume purchased, the lower SK3’s costs.  SK3 holds merchandise for usually 90 days.  SK3 has the right to return defective merchandise within a one year period.  SK3 does not offer any extended warranties on products.

Fulfillment Partner Business

SK3 also has a Fulfillment Business where SK3 sells merchandise of Fulfillment Associates through the website.  SK3 manages the orders collected for the Fulfillment Associates through the website and forwards the orders on to the Fulfillment Associate, who then fills the order.  The Fulfillment Associates perform essentially the same operations as a warehouse: order picking and shipping.  From a customer’s point of view, shipping from SK3 or from the warehouse of one of these Fulfillment Associates is indistinguishable.  SK3 also utilizes a secured warehouse of one of its Fulfillment Associates located at Unit 110, 4471 - #6 Road, Richmond, British Columbia.

SK3 currently has a business relationship with three Fulfillment Associates.  The three Fulfillment Associates are RJTech, Inc., LTP Tech and Shian Wang.  In the fulfillment component of its business, SK3 does not physically handle the merchandise it sells for the Fulfillment Associates, as the merchandise was shipped directly by them.  The Fulfillment Associate also handles all customer returns.

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

Fulfillment Business differs from Direct Business in that SK3 remits payment to its Fulfillment Associates by company check on industry standard terms of 2% on 30 days.  Margins for the Fulfillment Business are lower than the Direct Business.

Distribution of Products and Services

When customers place orders on the website, orders are fulfilled either by a Fulfillment Associate or directly from SK3’s supplier’s warehouse located in Richmond, British Columbia.  SK3’s merchandise is stored at SK3’s supplier’s secured warehouse, which is insured and secured.  They charge SK3 $0.05 cents per unit for storage and insurance that they sell SK3.  This saves SK3 the expense of storing the merchandise itself.  The $0.05 is built into the price of every unit SK3 purchases.  The inventory is stored at the supplier’s warehouse.  The cost is not segregated as it is merely a courtesy to SK3 from the supplier.

SK3 monitors both sources for accurate order fulfillment and timely shipment.  Through the website, orders are relayed to the warehouse management system throughout each day, and the warehouse management system in turn confirms to the shipment of each order.  SK3 advertises a standard of shipping within two business days of order placement, but most orders ship within one business day.  As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers.  SK3 currently charges $10.00 for basic ground shipping, but customers can choose from various expedited shipping services at their expense.  SK3 offers a 30-day money back guarantee on all products.  Customers pay for shipping on both purchases and returns.  If returned, the item is checked for damage and repackaged if sound.  The manufacturer is responsible for all defective merchandise for one year.  Customers e-mail SK3 and SK3 responds as such.  SK3 endeavors to respond within 5 business hours of receiving an e-mail from a customer.

Market

The primary and initial target market for SK3’s products is currently males between the ages of 21 and 45, who desire the best quality electronic products for their entertainment.  These consumers tend to have a high level of product knowledge and usually know specifically what they are searching for.  Currently it is a challenge for them to access high-performance but inexpensive electronic products and components that are manufactured in Asia.

Secondly, once SK3 has the capital to do so, SK3 intends to also cater to the impulse purchaser by providing an entertaining website focusing on lifestyle fulfillment, not merely the fulfillment end of a warehouse type environment.

Thirdly, as a part of SK3’s marketing plan and subject to the availability of capital, SK3 intends to develop strategic Internet alliances with several companies that are offering e-engine software that will assist SK3 in operating an online e-commerce site.  SK3 is currently in the process of creating relationships with the webmasters of various strategic sites on the Internet in order to drive traffic and sales on the website.  These relationships may include reciprocal hyperlinks, banner ads or profiles on these sites.

Fourthly, SK3 plans to target more Fulfillment Associates and create a business relationship with those Fulfillment Associates.  Despite the challenges encountered by manufacturers in the liquidation market, the proliferation of outlet malls, wholesale clubs and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise.  However, consumers face several difficulties in shopping for closeout and overstock merchandise.  For example, many traditional merchandise liquidation outlets are located in remote locations and have limited shopping hours, which management believes makes shopping burdensome and infrequent for many consumers.  In addition, the space available in a traditional merchandise liquidation outlet constrains the number of products that a traditional merchandise liquidation outlet can offer at any given time.

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

Principal Suppliers

SK3 is not dependent on any single supplier for its products.  SK3’s products are supplied by a variety of manufactures, liquidation wholesalers, and Fulfillment Associates.  SK3 currently utilizes three Fulfillment Associates because of choice and relationship to SK3 and product mix.  The three Fulfillment Associates are RJTech, Inc., LTP Tech and Shian Wang.

SK3 is not reliant on any one supplier. SK3 sources its products from China and utilizes LTP Tech in North America as its only supplier.  SK3 elects not to use other suppliers as LTP Tech is able to supply the products that SK3 requires at this time and LTP Tech offers SK3 the best price points.  SK3 has dozens of other suppliers that it could utilize, if needed.

SK3 has three manufacturer relationships and two liquidator relationships that it maintains.  There are no exclusivity contracts with any supplier or liquidator.  Suppliers tend to be external agents of electronic products, manufacturers are companies that SK3 goes direct to for product cutting out the agents, and liquidators are usually those individuals who purchase excess stock and inventory at a steep discount to the retail and then liquidate that inventory to companies like SK3.  The manufacturers and liquidators are related to both SK3’s wholesale and direct business.

Technology and Intellectual Property

SK3 uses its internally developed website and uses the services of Telus Communications to obtain connectivity to the Internet.  SK3 currently stores its data on an Access database cluster using Dell server system computer hardware.  Currently, SK3 uses two Dell servers for the website, which are connected to its database.

SK3 regards its domain name and similar intellectual property as critical to its success.  SK3 relies on a combination of laws and contractual restrictions with its employees, customers, suppliers, affiliates and others to establish and protect its proprietary rights.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use SK3’s intellectual property without authorization.  In addition, SK3 cannot assure you that others will not independently develop similar intellectual property.

From time to time, SK3 may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by SK3.  These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require SK3 to change its business practices in expensive ways.  In addition, litigation could result in interpretations of the law that require SK3 to change its business practices or otherwise increase its costs.  Currently, SK3 does not have any insurance coverage for any potential liabilities.  In the future, if it is affordable, SK3 may obtain general liability insurance.

Also, third parties may recruit SK3 employees who have had access to SK3’s proprietary technologies, processes and operations. These recruiting efforts expose SK3 to the risk that such employees will misappropriate SK3 intellectual property.

Additional litigation may be necessary in the future to enforce SK3’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm SK3’s business.

Competition

SK3’s products and services compete with other online retailers and traditional liquidation brokers, some of which may specifically adopt SK3’s methods and target its customers.  SK3 currently competes with a variety of companies that can be divided into several broad categories:

  liquidation e-tailers such as Overstock.com;
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and
  traditional retailers and liquidators such as Sears Inc., Walmart Stores, Inc. and Best Buy Inc.

SK3 also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies not yet operating online.  SK3 is unable to anticipate which other companies are likely to offer services in the future that will compete with the services it provides.

In addition, many of SK3’s current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than SK3, and may enter into strategic or commercial relationships with larger, more established and well-financed companies.  Some of SK3’s competitors could enter into exclusive distribution arrangements with SK3 vendors and deny SK3 access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their web site and systems development than SK3.  New technologies and the continued enhancement of existing technologies also may increase competitive pressures on SK3.  SK3 cannot assure you that it will be able to compete successfully against current and future competitors or address increased competitive pressures.

The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new web sites at relatively low cost.  SK3 believe that competition in the online liquidation market is based predominantly on (1) price, (2), product quality and selection, (3) shopping convenience, and (4) customer service.

SK3 provides manufacturers of electronic and computer products with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels.  Key advantages for manufacturers liquidating their excess inventory through SK3 include:

Resolution of channel conflict .  Channel conflicts arise when a manufacturer’s excess inventory is sold through the same channel as their other product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer’s other product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using SK3, management believes manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their other products.

Single point of distribution .  Manufacturers often use multiple liquidation sources to clear their excess inventory. Multiple sources create additional logistics issues that they would rather avoid. By using SK3, manufacturers have a single source for the distribution of excess inventory.

Improved control of distribution .  By using SK3, manufacturers can monitor what kind of customer, whether individual consumer or small retailer, ultimately purchases their merchandise. In addition, a manufacturer can request that its products be offered in only one of its sales channels in order to avoid sales channel pollution.

Improved transaction experience .  By having a reliable inventory clearing channel, manufacturers are able to more quickly and easily dispense of their excess merchandise.

However, some key disadvantages for manufacturers liquidating their excess inventory through SK3 include manufacturers may not want to work with SK3 due to its limited operating history, resources and SK3’s only officer’s lack of experience in the sector.

SK3 also offers consumers a compelling alternative for bargain shopping.  Key advantages for consumers include convenient access on a secure site and responsive customer care.  SK3 has developed a secure e-commerce site that has industry standard encryption, but has elected to use PayPal as a processor for credit cards for ease of transaction.  SK3 also offers small businesses and retailers a compelling method for obtaining products for resale.  SK3 believes that small businesses and retailers can secure lower prices and better service through SK3 than they typically receive from manufacturers or other distributors.

Management believes SK3 is able to offer these advantages because, unlike many small businesses and retailers, SK3 will have the ability to access the liquidation market to buy merchandise in bulk quantities for which it often receives volume-based price discounts provided SK3 has sufficient working capital to make these types of acquisitions.  Accordingly, SK3 has designed it shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of bulk loads to its small business customers.  SK3 receives all shipments to its Fulfillment Associate and manufacturer in Richmond, British Columbia.  As stated, this supplier has secured warehouse facilities and as such SK3 has no logistical issues.  SK3’s products are small in size and as such 100 units can fit into a four square foot box.  The largest order that SK3 received and shipped to date was its FM receiver line where 500 units were received and 400 units were shipped.

Regulations

 SK3 is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce.  Currently, other than business and operations licenses applicable to most commercial ventures and the standard consumer protection laws, SK3 is not required to comply with any extraordinary regulations for its business operations.  As a result of doing business through the Internet in many jurisdictions, SK3 must comply with many laws and regulations that deal with taxation, advertising, consumer protection, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, broadband residential Internet access, and the characteristics and quality of products and services.

SK3 is subject to the same federal, state and local laws as other companies conducting business on the Internet.  Today there are relatively few laws specifically directed towards conducting business on the Internet.  However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels.  These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm SK3’s business.  For example, United States and foreign laws regulate SK3’s ability to use customer information and to develop, buy and sell mailing lists.  The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. T hose laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.  These current and future laws and regulations could harm SK3’s business, results of operation and financial condition.

However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on SK3 and its business operations.  Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on SK3’s business and add additional costs to SK3’s business operations.

Currently, SK3 only operates in British Columbia and has no nexus to any State.  Accordingly, SK3 is not required to collect or remit any tax on its transactions with consumers, with the exception of the 7% sales tax charged to British Columbia consumers and the 7% goods and service tax charged to consumers residing in Canada.

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

• user privacy

• freedom of expression

• pricing

• content and quality of products and services

• taxation

• advertising

• intellectual property rights

• information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for SK3’s products and services, increase the cost of doing business, or in some other manner have a negative impact on SK3’s business, financial condition and operating results.  In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.  The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements.  While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of SK3’s business operations.  Currently, SK3 does not “spam” and there are no laws or regulations governing Internet advertising that have a negative impact on SK3’s business.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the Internet.

Finally, SK3 has adopted a code of ethics (the “ Code ”) that is applicable to every officer, director, employee and consultant of the company and its affiliates.  The Code reaffirms the high standards of business conduct required of all employees.  The Code is part of SK3’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its employees to be aware and understand ethical business practices.  In most circumstances, the Code sets standards that are higher than the law requires.

Employees and Employment Agreements

Currently, SK3 has 0 employees and SK3 does not intend to hire third party independent contractors to provide services to SK3.  Mr. Sankhala, the sole officer and director until April 16, 2007, was responsible for all the business operations of SK3.  Such duties were handled by Sajid Kapadia until April 15, 2008, whose duties included website maintenance, all corporate governance, order processing and shipping, and all related to the products and to SK3.  Mr. Sankhala resigned on April 16, 2007 and Sajid Kapadia was appointed sole officer of SK3. These duties are not handled by Amit Sankhala, the company’s sole officer.  Mr. Kapadia resigned on April 15, 2008 and Amit Sankhala was appointed as sole officer of SK3.

At present, SK3’s sole officer does not have an employment agreement with SK3.  SK3 presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, SK3 may adopt plans in the future.  There are presently no personal benefits available to any employees.

SK3 has also adopted eight corporate values to provide a framework for all employees in conducting themselves in their jobs.  These values are not intended to substitute for the Code, but will serve as guidelines in helping the employees to conduct SK3’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an employee may find himself or herself.  It is meant to give each employee the boundaries within which SK3 expects each employee to conduct himself or herself while representing SK3.  An employee may find himself or herself in a situation where there is no clear guidance given by the Code.  If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to SK3’s values.  In addition, there are many resources upon which an employee may rely, including the president.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including SK3’s financial statements and the related notes, in evaluating SK3’s business and prospects.  The risks and uncertainties described below are not the only ones that impact on our business.  Additional risks and uncertainties not presently known to SK3 or that SK3 currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, SK3’s business and financial results could be harmed. In that case, the trading price of SK3’s common stock could decline.

Risks associated with SK3:

1.

SK3 is a development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by SK3’s independent auditors in SK3’s financial statements for the period from inception, May 17, 2004, through December 31, 2007 contains an explanatory note that indicates that SK3 is a development stage company and its ability to continue as a going concern and to emerge from the development stage is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations.

SK3 has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about SK3’s ability to continue as a going concern.  To date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that SK3 will continue to realize its assets and discharge its liabilities in the normal course of business.  SK3 has not generated significant revenue and has never paid any dividends. SK3 is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. There is no guarantee that SK3 will be able to raise any equity financing or generate profitable operations. SK3 has a working capital deficit of $195,904 and has accumulated losses of $342,426 since inception. These factors raise substantial doubt regarding SK3’s ability to continue as a going concern.

This note may make it more difficult for SK3 to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors.  SK3 urges potential investors to review this report before making a decision to invest in SK3.

2.

SK3 lacks an operating history and has losses that it expects to continue into the future. If the losses continue SK3 will have to suspend operations or cease operations.

SK3 has had no significant operating history upon which an evaluation of its future success or failure can be made.  SK3’s net loss since its inception on May 17, 2004 is $308,144.  SK3’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.  Without the generation of any revenues or any capital being raised in an equity or debt financing, SK3 will run out of operating funds within four months.

Based upon current plans, SK3 expects to incur $3,000 per month in operating losses in the next 12 to 18 months.  This will happen because there are expenses associated with the development and operation of its website.  SK3 cannot guaranty that it will be successful in generating revenues in the future or that it will be able to raise any working capital for operating funds in the future.  Failure to generate revenues or raise any financing may cause SK3 to go out of business.

3.

SK3 is relatively new to the internet marketplace with no history of operations and, as a result, SK3’s ability to operate and  compete effectively may be affected negatively.

In deciding whether to purchase SK3’s shares of common stock, and the likelihood SK3’s success, you should consider that SK3 is relatively new to the internet marketplace and has no operating history upon which to judge its current operations.  As a result, you will be unable to assess SK3’s future operating performance or its future financial results or condition by comparing these criteria against its past or present equivalents.

Also, the computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards.  SK3’s future success will depend on its continued ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of SK3’s services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic.  SK3’s future success will also depend in large part on its continued ability to develop and enhance SK3’s products and services.  There are significant technical risks in the development of new or enhanced services, including the risk that SK3 will be unable to effectively use new technologies, adapt its services to emerging industry standards, or develop, introduce and market new or enhanced products and services.

Also, if SK3 is unable to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products and services do not achieve market acceptance, SK3 may not be able to compete effectively.

4.

SK3 does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of SK3’s plan of operation is limited and restricted by the amount of working capital that SK3 has and is able to raise from financings and generate from business operations.  SK3 currently does not have sufficient funds to complete each phase of its proposed plan of operation and SK3 expects that it will not satisfy its cash requirements for the next 12 months.  As a result, SK3 may have to suspend or cease its operations on one or more phases of the proposed plan of operation.

As of December 31, 2007, SK3 had $0 in cash.  Until SK3 is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity financing to finance its operations.  At any phase of SK3’s plan of operation, if SK3 finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If SK3 cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

SK3 will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. SK3 will require additional financing to sustain its business operations if SK3 is not successful in earning revenues from its business operations.  SK3 can provide no assurance to investors that SK3 will be able to find additional financing if required.  Any sale of additional share capital will result in dilution to existing shareholders.

5.

Since SK3’s management lacks any formal training or experience in operating an e-commerce business, SK3 may have to hire or retain qualified personnel.  If SK3 is unable to hire or retain any qualified personnel, SK3 may have to suspend or cease operations, which will result in the loss of your investment.

SK3’s sole officer, Amit Sankhala, is inexperienced in operating an e-commerce business, SK3 may be forced to hire or retain qualified management, employees or consultants to perform administrative, sales or marketing roles related to an e-commerce business.  Mr. Sankhala has no direct training or experience in these areas and as a result may not be fully aware of all of the specific requirements related to working within this industry.  Mr. Kapadia ’s decisions and choices may not take into account standard managerial approaches e-commerce companies commonly use.  Consequently, SK3’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.  As a result, SK3 may have to suspend or cease operations that will result in the loss of your investment.

Competition for qualified personnel is intense and SK3 may not be able to hire or retain qualified personnel, which could also have a negative impact on SK3’s business.

6.

SK3 has no independent board members, which places them in a conflict of interest with respect to compliance with SK3’s Code of Ethics.

There is no independent director and no other compliance officer or employee to oversee compliance of SK3’s Code of Ethics.  As a result, a conflict of interest when it comes to overseeing compliance and enforcement of SK3’s Code of Ethics.  The Code of Ethics is part of SK3’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices.  As Mr. Sankhala is the sole compliance officer, he would be conflicted if he had to investigate himself if any operation or activity that involved SK3, and as a result Mr. Sankhala as the sole officer and director of SK3, was in violation of the law or of the Code of Ethics.  Such reportable violations include insider trading, non-compliance with financial reporting and record keeping requirements, failure to communicate accurate and timely information, failure to keep information confidential, failure to ensure the health and safety of SK3’s employees, a conflict of interest for personal gain at the expense of SK3, failure to compete fairly, and non-compliance with all state, federal, or international regulations.  Violations of the law or the Code of Ethics could subject SK3 to severe penalties and fines, which could negatively impact on SK3’s financial position and business.

7.

Because Mr. Sankhala owns more than 50% of the outstanding shares, he will be able to decide who will be elected to the board of directors and you may not be able to elect any board member, which may lead to the entrenchment of management, and will also be able to impede or effect a change of control or a sale of assets.

Amit Sankhala, SK3’s sale officer and director currently owns an aggregate 19,902,504 shares (70.59%) and has voting control of SK3.  Holders of SK3’s shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of members of the board of directors, can elect all of the members to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of member to SK3’s board of directors.  As a result, Mr. Sankhala will be able to set the number of directors to be elected and to elect all of the members of SK3’s board of directors, to control SK3’s business operations, and to entrench management.

Also, as a result of Mr. Sankhala having voting control of SK3, Mr. Sankhala has the ability to approve or defeat a change of voting control of SK3 and to approve or reject any offer for the purchase and sale of SK3’s assets.

SK3 is also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of SK3 or could impede a merger, consolidation, takeover or other business combination involving SK3 or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of SK3.

8.

SK3 does not expect to pay dividends in the foreseeable future.

SK3 has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future.  SK3 intends to retain earnings, if any, to develop and expand its business operations.

9.

SK3’s director owns a substantial amount of SK3’s shares of common stock: if he were to sell his shares in the public market within a short period of time, the price of SK3’s shares of common stock could drop significantly.

Amit Sankhala, sole officer and a director of SK3, currently owns 19,902,504 shares of common stock, which represent 70.59% of the 28,191,303 issued and outstanding shares of common stock of SK3.  Mr. Sankhala may sell large amounts of common stock into the public market over relatively short periods of time subject to Rule 144.  Any sale of a substantial amount of SK3’s common stock in the public market by Mr. Sankhala may adversely affect the market price of SK3’s common stock.  Such sales could create public perception of difficulties or problems with SK3’s business and may depress SK3’s stock price.

10.

A change in control of SK3 can be delayed, impeded or effected byu the director of SK3, who owns 70.59% outstanding 28,191,303 shares.

SK3’s director owns 19,902,504 shares of common stock and as a result have the ability to influence the vote for a change of voting control of SK3 or the vote to approve or reject any offer for the purchase and sale of SK3’s assets.

11.

“Penny Stock” rules may make buying or selling SK3’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in SK3’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  These rules govern how broker-dealers can deal with their clients and “penny stocks”.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in SK3’s securities, which could severely limit their market price and liquidity of SK3’s securities.  See “Penny Stock Rules” below on page 19 for more information.

Risks associated with SK3’ business:

12.

Failure to successfully compete in the e-commerce industry with established e-commerce companies may result in SK3’s inability to continue with its business operations.

Currently, there is significant competition in this market.  SK3 expects competition in this market to increase significantly as traditional liquidators and online retailers continue to develop services that compete with SK3’s services and there are a few barriers to entry in this market.  In addition, competitors may decide to create their own websites to sell their own excess inventory and the excess inventory of third parties.

Many of SK3’s current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than SK3 does.  Some of SK3’s competitors may be able to secure merchandise from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their website and systems development than SK3 does.  Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.  SK3 cannot assure you that we will be able to compete successfully against current and future competitors.

If SK3 is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, SK3 may not be able to compete effectively.  Competitive pressures created by any one of SK3’s competitors could have a negative impact on SK3’s business, results of operations and financial condition and as a result, SK3 may not be able to continue with its business operations.

13.

Since SK3 relies on one provider to host its website, SK3’s technical systems could fail if this service is interrupted, which in turn would have a negative impact on SK3’s business.

Although SK3 has back up facilities for its computer systems, SK3 relies on one provider to host the website, Ezyra E-Business Services.  If Ezyra E-Business Services failed to provide service to its systems, SK3 would be unable to maintain website availability.  Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.   SK3’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  Any system interruptions that cause its website to be unavailable could materially adversely affect its business.  Furthermore, SK3 will be depending on outside expertise to maintain and expand its website design and capabilities.  There is no assurance that website consultants can be retained who will understand the needs of and have the solution for a desirable, user-friendly commercial website.

14.

SK3 relies on one supplier for its Direct Business and on three Fulfillment Associates for its Fulfillment Business for a majority of its inventory.

SK3 currently sources its entire inventory for its Direct Business from one supplier, LTP Tech.  Also, SK3 sources a majority of its inventory for its Fulfillment Business from three Fulfillment Associates.  SK3 does not have long-term contracts or arrangements with its supplier or Fulfillment Associates to guarantee the availability of inventory.  If SK3’s current supplier and Fulfillment Associates were to stop supplying inventory to SK3 on acceptable terms, SK3 may not be able to acquire inventory from other suppliers in a timely and efficient manner and on acceptable terms.  SK3’s accounts payable are due 30 days after receipt of the invoice.

15.

SK3’s business exposes SK3 to potential product liability claims, and SK3 may incur substantial expenses if SK3 is subject to product liability claims or litigation, which could result in a negative impact on its business.

SK3’s products involve a minimal inherent risk of product liability claims and associated adverse publicity.  However, SK3 may be held liable if any product it sells causes injury or is otherwise found unsuitable.  Currently, SK3 does not carry any product liability insurance or general business coverage.  A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs.  These costs would have the effect of increasing SK3’s expenses and diverting management’s attention away from the operation of its business, and could harm SK3’s business.

16.

SK3 may be subject to legal proceedings involving its intellectual property that could result in substantial costs and which could materially harm SK3’s business operations.

From time to time, SK3 may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by SK3.  These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require SK3 to change its business practices in expensive ways.  Additional litigation may be necessary in the future to enforce SK3’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm SK3’s business.

Risks associated with SK3’s industry:

17.

Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on SK3’s business.

Currently, other than business and operations licenses applicable to most commercial ventures, SK3 is not required to obtain any governmental approval for its business operations.  However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on SK3 and its business operations.  Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements.  While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of SK3’s business operations.  Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the Internet.  Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on SK3’s business and add additional costs to SK3’s business operations.

18.

SK3 may be subject to liability for past sales, which could have a negative impact on SK3’s future business operations.

In accordance with current industry practice, SK3 does not currently collect sales or other similar taxes for physical shipments of inventory into the United States.  One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on SK3 and other out-of-state companies that engage in online commerce.  SK3’s business could be adversely affected if one or more States or any foreign country successfully asserts that SK3 should collect sales or other taxes on the sale of its inventory.  Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet.  However, a number of States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales.  If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, SK3 could be required to collect sales and use taxes in certain or all States.  The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for SK3 and could decrease its future sales and have a negative impact on SK3’s future business operations.

19.

SK3 is subject to regulations relating to consumer privacy and data protection, which may adversely affect the growth of SK3’s Internet business or its marketing efforts.

SK3 is subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information.  For example, SK3 is subject to various telemarketing laws that regulate the manner in which SK3 may solicit future suppliers and customers.  Such regulations, along with increased governmental or private enforcement, may increase the cost of growing SK3’s business.

In addition, several States have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.  In addition to these four States, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. SK3 in certain instances are subject to some of these current laws.

The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13.  Bills proposed in Congress would extend online privacy protections to adults.  Moreover, proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by SK3.  SK3 could become a party to a similar enforcement proceeding.  These data protection regulations and enforcement efforts may restrict SK3’s ability to collect demographic and personal information from users, which could be costly or harm SK3’s marketing efforts.

Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions, including virtually every non-U.S. jurisdiction in which SK3 currently offers its products.  Failure to comply could subject SK3 to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business.  Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way SK3 does business or could create uncertainty on the Internet.  This could reduce demand for SK3’s inventory, increase the cost of doing business as a result of litigation costs or increased inventory or delivery costs, or otherwise harm SK3’s business.

20.

Security of online transactions via the Internet and any security breaches will have a negative impact on SK3’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet.  SK3 retains all pertinent data about a customer, including name, payment information, address, what they purchased, and credit card information.  Many factors may cause compromises or breaches of security systems used by SK3 and other Internet sites to protect proprietary information.  A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications.  This in turn would negatively affect SK3’s business.  Circumvention of SK3’s security measures could result in misappropriation of its proprietary information or cause interruptions of SK3’s operations.  Protecting against the threat of such security breaches may require SK3 to expend significant amounts of capital and other resources.  There can be no assurance that SK3’s security measures will prevent security breaches.  Currently, SK3 has no security features in place on its website, with the exception that SK3 utilizes PayPal as a processor for credit cards.

SK3 does not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce SK3’s net revenues and its gross margin.  SK3 may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders.  If SK3 is unable to detect or control credit card fraud, SK3’s liability for these transactions could negatively impact SK3’s business.  To date, SK3 has not been assessed any fines for chargebacks in the past, but chargebacks may arise in the future.  SK3 has taken measures to detect and reduce the risk of fraud, but these measures may not be effective.  If these measures do not succeed, SK3’s business will suffer.

21.

SK3’s business will be adversely affected if the infrastructure of the Internet is unable to support demands placed on it by SK3’s business.

The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet  ’s infrastructure, including the development of complementary products such as various broadband technologies.  The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure.  This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased.  Any outages or delays in services could lower the level of Internet usage.  In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop.  If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, SK3 expects an adverse impact on its business and revenues.  Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by SK3.

Item 2.

Description of Property.

SK3’s primary asset is its 100% interest in CTT Distributors Ltd.  CTT Distributors Ltd.’s assets consist of its domain name www.cheaperthanthem.com , its website, and the inventory it has in stock at this time.

SK3 operates from its principal office located at 500 Mamaroneck Ave., Harrison, NY.    SK3 also utilizes a secured warehouse of one of its Fulfillment Associates located at Unit 110, 4471 - #6 Road, Richmond, British Columbia on a rent free basis.  For allowing SK3 to use the space in the warehouse for its products, SK3 pays the supplier $0.05 per each unit that is sold from the warehouse.   The $0.05 is built into the price of every unit SK3 purchases.  The inventory is stored at the supplier’s warehouse.  The cost is not segregated as it is merely a courtesy to SK3 from the supplier.  LTP Tech owns the space where SK3 stores its inventory.  SK3 is currently in compliance with Section 9 regarding insurance coverage, as the primary tenant’s insurance provides blanket coverage for SK3.

Item 3.

Legal Proceedings.

SK3 is not a party to any pending legal proceedings and, to the best of SK3’s knowledge, none of SK3’s property or assets are the subject of any pending legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

SK3’s shares of common stock have been quoted on the NASD OTC Bulletin Board since January 17, 2007 under the symbol “CTND”. On May 23, 2007, the Company’s quotation symbol on the OTC Bulletin Board was changed from “CTND” to “SKTO”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2007

Quarter Ended	High $	Low $
March 30, 2007	0.03	0.03
June 30, 2007	0.03	5.00
September 30, 2007	5.00	5.00
December 31, 2007	5.00	5.00

(b)

Holders of Record

SK3 has 50 registered holders of common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Company, Inc. 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117.

(c)

Dividends

SK3 has declared no dividends on its common stock in fiscal 2007.  SK3 has no current plans to declare or pay any cash dividend on its common stock.

(d)

Recent Sales of Unregistered Securities

In the past three fiscal years, SK3 has sold the following securities that were not registered under the Securities Act of 1933.

On December 29, 2004, SK3 issued 455,001 shares of common stock to the shareholders of the subsidiary for the acquisition of all of the outstanding shares of SK3 Distributors Ltd. pursuant to the terms of the share exchange agreement.  SK3 relied upon Rule 903 of

Regulation S for the applicable exemption to issue the unregistered shares.  No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

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

On July 13, 2005, the board of directors authorized the issuance of up to 1,000,000 shares of common stock at an offering price of $0.10 per share. The offering price was arbitrarily set by SK3 and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

On July 13, 2005, SK3 raised $70,000 in cash from this offering and issued an aggregate 700,000 restricted shares to the subscribers as listed below.  This offering was closed in September 2005.

Name of Subscriber	Number of Units	Consideration
Anna Liza Aman	150,000	$15,000
Angelito Dela Cruz	120,000	$12,000
Emirita Hernandez	125,000	$12,500
Annabelle Layugan	150,000	$15,000
Ria Reyes	155,000	$15,500
Total	700,000	$70,000

SK3 relied upon Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  SK3 received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

On June 29, 2006, the Securities and Exchange Commission declared SK3’s Form SB-2 Registration Statement effective, file number 333-124286, permitting SK3 to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in SK3’s public offering.  On November 28, 2006, SK3 sold 380,000 shares of common stock in the public offering and raised $38,000 from this offering and no fees or commissions were paid.  The net proceeds were used for working capital.  SK3 did not sell any other shares under this public offering.  The offering period for the public offering expired on December 29, 2006.

(e)

Penny Stock Rules

Trading in SK3’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends SK3’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in SK3’s common stock, which could severely limit their market price and liquidity of SK3’s common stock.

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

Item 6.

Management’s Discussion and Analysis.

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by management’s use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about SK3’s plan of operations and raising capital from external sources are forward-looking statements.

Management’s discussion and analysis of SK3’s financial condition and the results of its operations and other sections of this report contain forward looking statements that are based upon the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management.  Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by the forward-looking statements.  As well, SK3’s future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section.  Factors that could cause SK3’s future results to differ from these expectations include general economic conditions, particularly as they affect SK3’s business operations and its ability to raise sufficient working capital.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, SK3’s outcome may vary substantially from its anticipated or projected results, and accordingly, SK3 expresses no opinion on the achievability of those forward-looking statements and gives no assurance that any of the assumptions relating to the forward-looking statements are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and SK3 disclaims any duty to update these statements.

SK3 may, from time to time, make oral forward-looking statements.  SK3 strongly advises you to read the foregoing paragraphs and the risk factors described in this annual report and in SK3’s other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause SK3’s actual results to differ materially from those in the oral forward-looking statements.  SK3 disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Overview

SK3 is a start-up, development stage company and has not generated any significant revenues from its e-commerce business operations.

SK3 was incorporated under the laws of the State of Delaware on January 14, 2000 as Slabsdirect.com, Inc.  On January 7, 2005, the former sole director and officer of SK3 resigned and the current sole director and officer, Amit Sankhala was appointed.  Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and few assets.  On January 7, 2005, SK3 merged with Slabsdirect.com, Inc. and became the parent company to SK3 Distributors Ltd.

On December 29, 2004, Slabsdirect.com, Inc. agreed to issue 455,001 shares of common stock in exchange for all of the issued and outstanding shares of common stock of SK3 Distributors Ltd.  See Exhibit 10.1 – Share Exchange Agreement for more details.  The acquisition was considered a reverse acquisition for accounting and financial reporting purposes.  The consolidated financial statements include the accounts of

SK3 since the reverse merger (December 29, 2004) and the historical accounts of CTT Distributors Ltd. since the date of its inception, May 17, 2004.  All significant intercompany balances and transfers have been eliminated in consolidation.

Prior to the acquisition of CTT Distributors Ltd., Slabdirect.com, Inc.’s sole asset consisted of ownership of a 100% interest in the issued and outstanding capital stock of Slabsdirect.com Online (BC) Ltd., a company incorporated in the Province of British Columbia, Canada.  SlabsOnline has been unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry.  SK3 disposed of its interest in Slabsdirect.com Online (BC) Ltd. to the former president of Slabsdirect.com, Inc. pursuant to the stock purchase agreement dated December 29, 2004.  See Exhibit 10.2 – Stock Purchase Agreement for more details.

During the fiscal year ended December 31, 2007, SK3 focused its efforts on the e-commerce operations of its business, including the development of the website and its strategic alliances for marketing.

During the next 12 months, SK3 has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees, other than what will be required as part of SK3’s plan of operation.  See “Plan of Operation” below for more information.  Other than as described in this section, SK3 has no other financing plans.

Proposed Merger with Reliablecom, Inc.

SK3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the CTT (the “Merger”).  SK3 will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, SK3’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of SK3. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of SK3’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.  On June 26, 2007, the parties entered into Amendment No. 1 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to July 31, 2007.  On August 10, 2007, the parties  entered into Amendment No. 2 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Reliablecom, Inc.

Proposed Acquisition of Sohel Distributors, Inc.

On May 9, 2007, SK3, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Sohel Purchase Agreement”).  Pursuant to the terms of the Sohel Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of SK3 (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Sohel Purchase Agreement, Sk3, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Sohel Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Sohel Purchase Agreement is subject to customary closing conditions. The Sohel Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Sohel Distributors, Inc.

Proposed Acquisition of The Phone Card Warehouse, Inc.

On May 25, 2007, SK3, Reliablecom, The Phone Card Warehouse, Inc. (“TPC”), Kaushika Patel, the sole shareholder of TPC (the “Seller”) and Pradip Patel (“Patel”), entered into a Stock Purchase Agreement (the “TPC Purchase Agreement”).  Pursuant to the terms of the TPC Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for:

•

  30,000 shares of series A preferred stock of SK3, which shares shall not be transferable for a period of one year from closing;
  30,000 shares of series A preferred stock of SK3 to be held in escrow (the "Escrow Shares").  Of the Escrowed Shares, 10,000 shall be released to the Seller if TPC’s earnings before interest taxes, depreciation and amortization (“EBITDA”) for the first year after closing are at least $1,500,000, 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $1,600,000, and 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $2,000,000.  In the event that the first and second year targets are not met, but the total annual EBITDA for the first three years exceeds $5,100,000, all of the shares remaining in escrow would be released to the Seller.  Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller;
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

Each share of Preferred Stock has a liquidation preference of $0.01 per share and will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000.

Upon closing of the TPC Purchase Agreement, each of the Seller and Pradip Patel will enter into an employment agreement with TPC, pursuant to which Mr. Patel and Seller will serve as chief executive officer and controller of TPC, respectively.  For the first three years of the term of Mr. Patel’s employment agreement, Mr. Patel will be paid $175,000 per year.  For the first three years of the term of Seller’s employment agreement, Seller will be paid $75,000 per year.  Mr. Patel’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.  Seller’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.

The closing of the TPC Purchase Agreement is subject to customary closing conditions. The TPC Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the TPC Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to The Phone Card Warehouse, Inc.

Financial Condition

SK3 is a development stage company and SK3’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations.  This means that SK3’s auditors believe there is substantial doubt that SK3 can continue as an on-going business for the next twelve months unless SK3 obtains additional capital to pay its bills.  SK3’s auditors’ report on its 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to SK3’s ability to continue as a going concern.  Accordingly, SK3’s financial statements contained in this annual report have been prepared on a going concern basis, which assumes that SK3 will be able to realize its assets and discharge its obligations in the normal course of business.  SK3 incurred net losses for the period from inception of May 17, 2004 to December 31, 2007 of $308,144.

SK3 had net loss of $112,221 during the year ended December 31, 2007.  As of December 31, 2007, SK3 had a cash balance of $0, current assets of discontinued operations of $261, accounts receivable of $0, prepaid expenses of $0, and inventory of $0.  When these current assets were offset against SK3’s current liabilities of $196,165, in accounts payable of $67,986, in accrued liabilities of $10,290, in amounts due to related parties of $55,473, in a note payable of $41,000 and current liabilities of discontinued operations of $21,416, SK3 was left with a working capital deficit of $195,906 at December 31, 2007.

SK3 had net loss of $66,287 during the year ended December 31, 2006.  As of December 31, 2006, SK3 had a cash balance of $16,928, accounts receivable of $936, and prepaid expenses of $429.  When these current assets were offset against SK3’s current liabilities of

$109,513, in accounts payable of $37,793, in accrued liabilities of $290, and in a note payable of $49,736, SK3 was left with a working capital deficit of $91,220 at December 31, 2006.

SK3’s financial statements included in this annual report have been prepared without any adjustments that would be necessary if SK3 becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

Limited operating history; need for additional capital

There is no historical financial information about SK3 upon which to base an evaluation of its performance as an e-commerce company.  SK3 is an e-commerce company but has not generated any significant revenues from its e-commerce business.  SK3 cannot guarantee it will be successful in the e-commerce industry.  SK3’s business is subject to risks inherent in the establishment of a new business enterprise, including limited working capital, possible delays in the development of its products and services, and possible cost overruns due to price and cost increases in products and services.

SK3 has adopted a phased plan of operation to the development of the website and its operations.  See “Plan of Operation” below for more detail.  This allows SK3 to allocate the expenditures of its resources in a very timely and measured manner.  SK3 will not continue with expenditures in any phase of the development if Amit Sankhala thinks SK3 will be unable to complete the designated task.  SK3 may require further equity financing to provide for some of the working capital required to implement future development of the website and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

To meet its need for cash, SK3 will rely on any revenues generated from its business operations and on equity financings.  Any revenue and financings will be applied to (1) development of SK3’s website www.cheaperthanthem.com and implementation of SK3’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital.  Management does not know for certain how long SK3 can satisfy its cash requirements.  Management believes that SK3 can satisfy its cash needs for until June 2006 based upon its receivables and inventory on hand.  As well, with the payment terms that SK3 has with its suppliers, it can purchase most inventory on 60 day terms.  SK3 keeps its costs down by paying Amit Sankhala a salary and keeping its operating expenses low.

If SK3 requires additional proceeds, SK3 will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others.  SK3 has no assurance that future equity financing will be available to it on acceptable terms.  If financing is not available on satisfactory terms, SK3 may be unable to continue, develop or expand its e-commerce operations.  Equity financing could result in additional dilution to existing shareholders. At the present time, SK3 has not made any arrangements to raise additional cash.

If SK3 is unable to complete any phase of its plan of operation because it does not have enough money, SK3 will suspend business operations until SK3 raises additional working capital.  If SK3 cannot raise the required working capital, SK3 will either have to suspend operations until it does raise the required working capital, or cease operations entirely. If SK3 ceases business operations, SK3 does not know what it will do and does not have any plans to do anything else.  At that time, if it is in the best interest of SK3 and its shareholders, management will consider liquidation.

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

For the year ended December 31, 2007, SK3 had net loss of $112,221, which was an increase  of $45,934 from SK3’s net loss of $66,287 for year ended December 31, 2006.  The increase in net loss for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was primarily due to an increase in professional fees.

Revenues

Total revenue for the year ended December 31, 2007 was $0 compared to $936 for the year ended December 31, 2006.  During 2007, SK3 commenced its business operations and went live with its website.  Management expects revenues to increase from SK3’s business operations.

SK3 has generated revenues of $0 from operations since its inception and has no long-term commitments or contingencies.

For the fiscal year ended December 31, 2006, SK3 realized the following sales:

Unit Type	Number of Units	Average Selling Price	Average Gross Margin
FM Receivers	33	$13.00	42%
MP3 Players	37	$148.61	41%

There is no real reason for the rate of decline on sales of FM receivers other than the lack of customer demand on the website.  The average gross margins on the sale of receivers remained consistent over the past two years.

The breakdown of SK3’s sales between its Direct Business and its Fulfillment Business is 100% and nil respectively.  Inventory is kept low as SK3’s suppliers have inventory on hand.  SK3’s purchases inventory on an as needed basis to fill orders.  Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with SK3’s supply channels to meet demands.  If SK3 is unable to provide the inventory and meet demands, it will place mark the product as “out of stock” on the website.  To date, SK3 has not made any fulfillment sales.

As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers.  SK3 has two types of customers that it deals with, one being retail which are internet customers and one being wholesale which are customers that call up the Company and the Company has had past relationships with.  The verification process is for the retail (internet sales) with either credit cards or certified cheques.  The wholesale customers are relationships from the past and are given extended credit.  Once payment is verified for retail customers, the shipment is shipped.  At December 31, 2006 the average days outstanding was 270 days and at December 31 2007 the average number of days had 200 to 270 days.  There is definitely a direct correlation between the outstanding accounts and SK3’s liquidity.  SK3 will be less able to turn its cash around to purchase inventory so it potentially decreases SK3’s profitability

Operating Expenses

Total operating expenses decreased to $90,325 for the year ended December 31, 2007, from $64,149 for the year ended December 31, 2006, due primarily to consulting fees of $6,551, general and administrative expenses of $6,917, and in professional fees of $77,302.  SK3’s increase in operating expenses was because of an increase in professional fees.  Management expects SK3’s operating expenses to continue to increase as SK3 increases its business operations and its investing and financing activities.

For the fiscal year ended December 31, 2007, SK3 realized $0 in sales of its products.  The concurrent cost of sales was $0, resulting in gross profit from operations of $0.  SK3’s cost of sales consists solely of inventory costs.  During the same period, SK3 incurred (a) advertising and marketing expenses of $0; (b) general administrative expenses of $6,917; (c) professional fees of $77,302, and (d) consulting fees of $6,106.  Therefore, for the fiscal period ending December 31, 2007 SK3 had total net loss of $112,221.

For the fiscal year ended December 31, 2006, SK3 realized $936 in sales of its products.  The concurrent cost of sales was $3,074, resulting in negative gross profit from operations of $2,138.  SK3’s cost of sales consists solely of inventory costs.  During the same period, SK3 incurred (a) general administrative expenses of $9,891, which included $3,222 for general and office expenses and $6,669 for rent; (b) professional fees of $34,368, which included legal fees of $11,768, accounting fees of $9,450 for preparation of the financial statements, and auditor’s fees of $13,150 (d) consulting fees of $13,265; (e) donated services of $6,000, representing the fair value of services provided by Amit Sankhala, the former president, of which Mr. Sankhala does not expect repayment; and (f) amortization of $625 for the accumulated amortization on the website.  Therefore, for the fiscal period ending December 31, 2006 SK3 had total net loss of $66,287.

Management believes that SK3’s software development costs are non-recurring.  The software development costs are non-recurring because SK3 is just amending the website.  By investing $110,000, SK3 will be enhancing its online marketing strategy and potentially changing the architecture of the website, the programming language etc.  This feeds into SK3’s comment that by developing new technology service offerings SK3 will be able to attract new customers and offer a better product to its consumers.

SK3 has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation.  For these reasons, SK3’s auditors stated in their report that they have substantial doubt that SK3 will be able to continue as a going concern.

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

SK3 had cash of $0 and a working capital deficit of $195,906 at December 31, 2007.  During the fiscal year ended December 31, 2007, SK3 funded its operations through revenues from SK3’s business operations of $0 and related party advances of $1,659.

The notes to SK3’s consolidated financial statements as of December 31, 2007 contain footnote disclosure regarding SK3’s uncertain ability to continue as a going concern.  SK3 has not generated sufficient revenues to cover its expenses, and SK3 has an accumulated deficit of $342,426.  While management believes that SK3 will begin to generate more revenue during the year, as of December 31, 2007, SK3 had $196,165 in current liabilities and SK3 cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

While SK3 has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully complete its plan of operation and continue with its business operations.  SK3 is seeking financing in the form of equity in order to provide the necessary working capital, but currently has no commitments for financing.  There are no assurances SK3 will be successful in raising the funds required and there can be no assurances that SK3 can obtain financing on terms reasonably acceptable to it or at all.  The lack of capital may force SK3 to suspend its business operations.

Management believes that SK3’s existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next three months, except any required working capital for its plan of operation.  Even though SK3’s monthly burn was $15,000 in the fiscal year ended December 31, 2007, SK3 had sufficient financing that would lead management to believe that SK3 has three months of working capital available.  However, if during that period or thereafter, SK3 is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the SK3, this could have a material adverse effect on SK3’s business, results of operations, liquidity and financial condition.

Below is a discussion of SK3’s sources and uses of funds for the year ended December 31, 2007.

Net Cash Used in Operating Activities

SK3 had cash of $0 and a working capital deficit of $195,906 at December 31, 2007.  During the fiscal year ended December 31, 2007, SK3 used $7,739 in cash for operating activities.  This was primarily a result of an operating loss of $112,221, offset by non-cash items for amortization ($156), donated services ($6,600), impairment of website development costs of 781 and a net increase in operating assets and liabilities of $96,945.  During the fiscal year ended December 31, 2007, SK3 accrued $40,428 towards accounts payable, as well as an increase in accounts receivable of $936  The increase in accounts payable resulted from lack of sales generated during the period ended December 31, 2007, which were collected during the fiscal year ended December 31, 2007.  SK3 also received $1,659 as short term loans from the president of SK3 that is non-interest bearing and payable on demand.  There were also minor changes in prepaid expenses, inventory and due to related parties resulting in a net use of cash of $10,587.

Net Cash Used in Financing Activities

SK3 generated $8,928 from financing activities during the fiscal year ended December 31, 2007 from the receipt of advances from related parties of $1,659, net of repayment of amounts to related parties of $10,587.  SK3 has no contingencies or long-term commitments.

Net Cash Used in Investing Activities

During the fiscal year ended December 31, 2007, SK3 did not incur any change in cash flows from investing activities.

Contingencies and Commitments

SK3 does not currently have any commitments for material capital expenditures over the short or long term.  SK3 expects to incur $13,000 per month in operating losses in the next 12 to 18 months, largely due to expenses associated with the development and operation of the website but also due to operating costs during that same time period.  SK3’s monthly operating costs include CDN$2,000 for rent of SK3’s principal office, CDN$1,000 for Internet services and access, and $10,000 for miscellaneous office expenses.

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

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At December 31, 2007, the Company did not hold any inventory.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. For the year ended December 31, 2007, the Company did not recognize any sales revenue. For the year ended December 31, 2006, revenue from one customer represented 55% of total revenue and from a second customer represented 38% of total revenue. For the year ended December 31, 2007, the Company did not purchase any inventory.  For the year ended December 31, 2006, the Company did not purchase any inventory.

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of Distributors, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 8.

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

Revenue Recognition

The Company recognizes revenue, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Plan of Operations for the Next Twelve Months

SK3 has not had any significant revenues generated from its business operations since inception.

SK3 may not be able to satisfy its working capital requirements for the next 12 months.  Accordingly, SK3 will need to raise additional working capital to continue its operations.  SK3 anticipates funding its working capital needs for the next 12 months through the equity capital markets and private financings.  Although the foregoing actions are expected to cover SK3’s anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that SK3 will be able to raise sufficient cash to meet these cash requirements.

Also, SK3 expects revenues generated from the website to contribute to SK3’s required working capital, but expects that the revenues generated from the website for the next 12 months will not be enough for its required working capital.  Until SK3 is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

SK3 plans to improve SK3’s cash flows and operating results by raising additional capital through a registered offering, private placements of stock, and private loans. Therefore, SK3 has not contemplated any plan of liquidation if it does not generate revenues.  SK3 cannot ensure, however, that these plans will be successful.

At any phase, if SK3 finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If SK3 cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, SK3 needs to establish its website as a comprehensive on-line shopping mall.  To achieve this goal, SK3 has prepared a plan of operation for the next 12 months.  Each of the phases of the plan of operations listed below will be implemented as resources are available.

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

Item 7.

Financial Statements

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
December 31, 2007

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statements of Stockholders’ Deficit	F–5
Notes to the Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
SK3 Group Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of SK3 Group Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from May 17, 2004 (Date of Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SK3 Group Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from May 17, 2004 to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred significant operating losses during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 14, 2008

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	–	10,330
Current assets of discontinued operations (Note 8)	261	7,963
Total Current Assets	261	18,293
Long Term Assets of Discontinued Operations (Note 3 and 8)	–	937
Total Assets	261	19,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	67,986	36,949
Accrued liabilities	10,290	290
Due to related parties (Note 4)	55,473	10,908
Notes payable to related parties (Note 4)	41,000	41,000
Current liabilities of discontinued operations (Note 8)	21,416	20,366
Total Liabilities	196,165	109,513
Contingencies and Commitments (Notes 1 and 6)
Stockholders’ Deficit
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.0001
Issued and outstanding: none	–	–
Common Stock
Authorized: 90,000,000 common shares with a par value of $0.0001
Issued and outstanding: 28,191,303 and 34,191,303 shares respectively	2,820	3,420
Additional Paid in Capital	120,355	119,755
Donated Capital	23,347	16,747
Deficit Accumulated During the Development Stage	(342,426)	(230,205)
Total Stockholders’ Deficit	(195,904)	(90,283)
Total Liabilities and Stockholders’ Deficit	261	19,230

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–1

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated
	from May 17, 2004	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–
Cost of Sales	–	–	–
Gross Profit	–	–	–

Expenses
Advertising and marketing	5,820	–	–
Consulting	6,557	6,106	–
Donated services	1,247	–	–
General and administrative	7,784	6,917	2,399
Professional fees	190,297	77,302	34,095
Total Expenses	211,705	90,325	36,494
Net Loss from Continuing Operations	(211,705)	(90,325)	(36,494)
Other Expense
Loss on disposal of subsidiary	(17,741)	–	–
Net Loss before Discontinued Operations	(229,446)	(90,325)	(36,494)
Discontinued Operations (Note 8)	(78,698)	(21,896)	(29,793)
Net Loss	(308,144)	(112,221)	(66,287)

Loss Per Share – Basic and Diluted		0.01	(0.01)

Weighted Average Shares Outstanding		21,872,000	11,045,000

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–2

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated
	from May 17, 2004	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(308,144)	(112,221)	(66,287)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,718	156	625
Impairment of website development costs	781	781	–
Donated rent and services	23,347	6,600	6,000
Loss on disposal of subsidiary	17,741	–	–

Changes in operating assets and liabilities:
Accounts receivable	–	936	6,277
Inventory	8,736	–	2,527
Prepaid expenses	–	429	–
Accounts payable and accrued liabilities	26,727	40,428	(22,733)
Due to related parties	55,690	55,152	–

Net Cash Used in Operating Activities	(173,404)	(7,739)	(73,591)

Cash Flows Used in Investing Activities
Website development costs	(2,500)	–	–
Disposal of subsidiary	1,726	–	–
Cash received on acquisition of CTT Distributors Ltd.	718	–	–

Net Cash Flows Used in Investing Activities	(56)	–	–

Cash Flows Provided by Financing Activities
Proceeds from advances from related party	63,815	1,659	51,000
Repayment of amounts owed related parties	(10,587)	(10,587)	–
Proceeds from issuance of common stock, net of offering costs	120,493	–	25,458

Net Cash Provided by Financing Activities	173,721	(8,928)	76,458

Decrease in Cash	261	(16,667)	2,867

Cash – Beginning of Period	–	16,928	14,061

Cash – End of Period	261	261	16,928

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–3

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From May 17, 2004 (Date of Inception) to December 31, 2007
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance – May 17, 2004 (Date of Inception) of CTT
Distributors Ltd.	–	–	–	–	–	–
Common stock issued for cash	455,001	45,501	–	–	–	45,501
Stock offering costs	–	–	(8,399)	–	–	(8,399)
Adjustments for reverse acquisition:
Remove stock of CTT Distributors Ltd.	(455,001)	(45,501)	–	–	–	(45,501)
Add stock of CTT International Distributors Inc.	30,936,300	3,094	42,407	–	–	45,501
Stock issued on reverse acquisition	1,365,003	137	3,263			3,400
Transaction costs of reverse acquisition	–	–	(718)	–	(34,282)	(35,000)
Stock returned to treasury and cancelled	(1,350,000)	(135)	135	–	–	–
Donated services	–	–	–	3,500	–	3,500
Net loss	–	–	–	–	(52,883)	(52,883)
Balance – December 31, 2004	30,951,303	3,096	36,688	3,500	(87,165)	(43,881)
Common stock issued for cash at $0.0333 per
share	2,100,000	210	69,790	–	–	70,000
Stock offering costs	–	–	(12,067)	–	–	(12,067)
Donated services	–	–	–	7,247	–	7,247
Net loss	–	–	–	–	(76,753)	(76,753)
Balance – December 31, 2005	33,051,303	3,306	94,411	10,747	(163,918)	(55,454)
Common stock issued for cash at $0.0333 per	1,140,000	114	37,886	–	–	38,000
share
Stock offering costs	–	–	(12,542)	–	–	(12,542)
Donated services	–	–	–	6,000	–	6,000
Net loss	–	–	–	–	(66,287)	(66,287)
Balance – December 31, 2006	34,191,303	3,420	119,755	16,747	(230,205)	(90,283)
Stock returned to treasury and cancelled	(6,000,000)	(600)	600	–	–	–
Donated services	–	–	–	6,000	–	6,000
Donated rent	–	–	–	600	–	600
Net loss	–	–	–	–	(112,221)	(112,221)
Balance – December 31, 2007	28,191,303	2,820	120,355	23,347	(342,426)	(195,904)

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–4

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1.	Development Stage Company

SK3 Group, Inc. (formerly CTT International Distributors Inc.) (the “Company”) was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 1,365,003 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated on consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company. On December 31, 2007, the Company discontinued operations of Distributors.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2007, the Company has a working capital deficiency of $195,904 and has accumulated losses of $342,426 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On May 14, 2007, the Company completed a merger with its wholly-owned subsidiary, SK3 Group, Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from CTT International Distributors Inc. to SK3 Group, Inc. The Company is in the process of changing its business to the telecommunications industry and during the year ended December 31, 2007, the Company entered into the Stock Purchase Exchange and Plan of Merger Agreements described in Note 6.

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

F–5

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

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. At December 31, 2007, the Company did not hold any inventory.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	f)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, note payable and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. For the year ended December 31, 2007, the Company did not recognize any sales revenue. For the year ended December 31, 2006, revenue from one customer represented 55% of total revenue and from a second customer represented 38% of total revenue. For the year ended December 31, 2007, the Company did not purchase any inventory. For the year ended December 31, 2006, the Company did not purchase any inventory.

	g)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of Distributors, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 8.

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

F–6

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

	k)	Long-Lived Assets

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

	l)	Revenue Recognition

The Company recognizes revenue, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.

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

	o)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of this statement on the Company's future financial statements.

F–7

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recently Issued Accounting Pronouncements (continued)

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

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Long Term Assets of Discontinued Operations

				December 31,	December 31,
				2007	2006
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$

Website development costs	2,500	1,719	781	–	937

Costs associated with the website consist primarily of website design costs. These capitalized costs were being amortized based on their estimated useful life over four years. During the year ended December 31, 2007, the Company wrote off the carrying value of $781 to operations as the carrying costs were no longer recoverable. Internal costs related to the development of website content are charged to operations as incurred.

F–8

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

4.	Related Party Balances/Transactions

	a)	At December 31, 2007, the Company owes $54,565 (December 31, 2006 - $nil) to a company related by common directors for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

	b)	At December 31, 2007, the Company owes $9,900 (December 31, 2006 - $19,900) of demand notes to the former President of the Company. The notes are unsecured, non-interest bearing and due on demand. The Company owes $3,453 (December 31, 2006 - $1,794) to the former President of the Company for advances and expenses paid on behalf of the Company, which are unsecured, non-interest bearing and due on demand.

	c)	At December 31, 2007, the Company owes the former President of the Company for cash advances of $41,000 (December 31, 2006 - $41,000). The note is unsecured, non-interest bearing and due on demand.

	d)	At December 31, 2007, the Company owes the former President of the Company for the acquisition of its opening inventory in the amount of $8,736 (December 31, 2006 - $8,736). The note is unsecured, non-interest bearing and due on demand.

	e)	During the year ended December 31, 2007, the Company recognized a total of $6,000 (December 31, 2006 - $6,000) for donated services provided by the former President of the Company. As at December 31, 2007 the Company recognized a total of $600 (September 30, 2006 – $nil) for donated rent.

5.	Common Stock

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

6.	Commitments

	a)	On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis. On June 30, 2006, the Company terminated the lease agreement and entered into a new lease agreement for office premises at a rate of CDN$50 per month. For the year ended December 31, 2007 and 2006, the Company incurred rent expense of $4,696 and $6,669, respectively, which has been recorded as general and administrative expense.

	b)	On April 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”). Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the Company (the “Merger”). The Company will issue an aggregate of 43,875,000 post-split adjusted shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 common shares.

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

The closing of the Merger Agreement is subject to customary closing conditions. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if a closing had not occurred by September 30, 2007. As at December 31, 2007, the Merger Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

F–9

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

6.	Commitments (continued)

	c)	On May 9, 2007, the Company, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of the Company (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 post-split adjusted shares.

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

The closing of the Purchase Agreement is subject to customary closing conditions. Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at December 31, 2007, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

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

F–10

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

6	.	Commitments (continued)

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

The closing of the Purchase Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others completion of audited financial statements of TPC. Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at December 31, 2007, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

7	.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses carried forward totalling $336,000 for US tax purposes and $40,000 for Canadian tax purposes, which expire starting in 2020 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company is subject to income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2007	2006
	$	$
Income tax recovery at statutory rate	(39,280)	(23,200)
Permanent differences	2,910	2,100
Valuation allowance change	36,370	21,100
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2007 are as follows:

	December 31,	December 31,
	2007	2006
	$	$
Net operating losses carryforward	380,000	261,000
Valuation allowance	(380,000)	(261,000)
Net deferred income tax asset	–	–

8	.	Discontinued Operations

On December 31, 2007, the Company discontinued all operations related to Distributors.

F–11

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

The results of discontinued operations are summarized as follows:

	Accumulated
	from May 17, 2004	Year	Year
	(Date of Inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Revenue	62,367		936
Cost of sales	(48,103)		(3,074)

Gross Profit	14,264	–	(2,138)

Expenses
Amortization	1,719	156	625
Consulting	28,742	7,927	13,265
Donated services	21,500	6,000	6,000
General and administrative	29,714	6,354	7,492
Impairment of website development costs	781	781	–
Professional fees	10,506	678	273

Total Expenses	92,962	21,896	29,793

Net Loss	(78,698)	(21,896)	(29,793)

As at December 31, 2007 and 2006, the results of operations, assets and liabilities of Distributors have been reported as discontinued operations.

	December 31,	December 31,
	2007	2006
	$	$

Cash	261	6,599
Accounts receivable	–	936
Prepaid expenses	–	428

Current assets of discontinued operations	261	7,963

Intangible assets	–	937

Long term assets of discontinued operations	–	937

Accounts payable	(235)	(844)
Due to related parties	(12,445)	(10,786)
Notes payable to related parties	(8,736)	(8,736)

Current liabilities of discontinued operations	(21,416)	(20,366)

F–12

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with SK3’s accountants on accounting and financial disclosure.  SK3’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures [were effective] in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

During the year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

2.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of oversight by the Company’s board of directors in the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2008.  A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

The criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled  Internal Control — Integrated Framework.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 8B.  Other Information

During the fourth quarter of the year covered by this Form 10-KSB, SK3 had no information to be disclosed as required on a Form 8-K that was not disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

SK3’s directors are elected by the stockholders to a term of one year and serves until his successor is elected and qualified.  SK3’s officers are appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.

The names, addresses, ages and positions of SK3’s officers and directors as of April 14, 2008, are set forth below:

Name	Age	Positions
Sajid Kapadia 500 Mamoreneck Ave. Harrison, NY 10528	34	Director
Amit Sankhala		Chief Executive Officer, Chief Financial Officer and Secretary, member of SK3’s Board of Directors

Amit Sankhala  Amit Sankhala (24 years) had been director of SK3 since December 2004.  Mr. Sankhala was an officer of SK3 from December 2004 until April 16, 2007 and became Chief Executive Officer, Chief Financial Officer and secretary on April 15, 2008. Mr. Sankhala holds a degree of Political Science from Simon Fraser University.  In 2001, Mr. Sankhala developed an internet marketing strategy for his tour company, Dynamic Tours Pvt. Ltd..  Since May 2003, Mr. Sankhala has been an employee of Tiger Ventures Inc., which oversees operations of Dynamic Tours Pvt. Ltd. and Tiger Resorts Pvt. Ltd.  Since 2003, Mr. Sankhala has been the Managing Director of Dynamic Tours Pvt. Ltd. of New Delhi, India, an organization established in 1983 that caters to wildlife, adventure and special interest tours in India.  Since 2003, Mr. Sankhala has also been the Managing Director of Tiger Resorts Pvt. Ltd. of New Delhi, India, an organization which has two jungle lodges, located in Kanha National Park and Bandhavgarh National Park, which are both world renowned jungles for their tiger population.

Sajid Kapadia  Mr. Kapadia wasChief Executive Officer, Chief Financial Officer and Secretary from April 1, 2007 to April 15, 2008 and a member of SK3’s Board of Directors since April 2007. Mr. Kapadia has been President of Reliablecom since January 2007, when Reliablecom acquired Reliable Reliable E-Commerce from Mr. Kapadia. He has been President of Reliable E-Commerce Inc. since 2006. From 2004 through 2005, Mr. Kapadaia was vice president of 9278 Dot Com and was President of 9278 Distributor from 1999 through 2004. Each of these companies was engaged in the distribution and sale of prepaid phone cards, telecommunications sales or related business activities. Mr. Kapadia received a degree in Mechanical Engineering from Gandhi Engineering College.

Conflicts of interest

SK3 thinks that its sole officer may be subject to conflicts of interest because the sole officer may not be able to devote all his time to SK3’s operations.  Mr. Kapadia devotes 10 hours a week to SK3’s operations.

(b)

Identify Significant Employees

SK3 does not have any significant employees.  However, SK3 has retained Ezyra E-Business Services to host the website and as required, will engage a web developer to make enhancements and changes to the website.  Amit Sankhala believes that the third party independent contractors that SK3 engages from time to time make a significant contribution to SK3’s business operations.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by SK3 to become directors or executive officers.

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

(e)

Compliance with Section 16(a) of the Exchange Act.

Pursuant to Section 16(a) of the Exchange Act and the regulations of the SEC, our company’s executive officers, directors and 10% beneficial owners must file reports of ownership and changes in ownership with the SEC.  During the fiscal year ended December 31, 2007, the following officers, directors and 10% shareholders were late in their filings:  Amit Sankhala has not filed a Form 3.

(f)

Nomination Procedure for Directors

SK3 does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  SK3 has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.

(f)

Audit Committee Financial Expert

SK3 has no financial expert.  Amit Sankhala believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of SK3’s limited operations, Amit Sankhala believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

SK3 does not have a separately-designated standing audit committee. Rather, SK3’s audit committee is comprised of its sole director and officer.  Amit Sankhala is the only member of SK3’s audit committee, but does not meet the independent requirements for an audit committee member.  SK3’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  SK3 has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.  See Exhibit 99.1 – Audit Committee Charter for more information.

(h)

Disclosure Committee and Charter

SK3 has a disclosure committee and disclosure committee charter.  SK3’s disclosure committee is comprised of its sole officer and director.  The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about SK3 and the accuracy, completeness and timeliness of SK3’s financial reports.  SK3 has adopted a disclosure committee charter, a copy of which is filed as an exhibit to this report.   See Exhibit 99.2 – Disclosure Committee Charter for more information.

(i)

Code of Ethics

SK3 has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of SK3’s adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  Also, SK3’s code of ethics has been posted on its website at www.cheaperthanthem.com .  SK3 undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Amit Sankhala at 604-733-2600 to request a copy of SK3’s code of ethics.  SK3 believes SK3’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Sajid Kapadia CEO& CFO April ’07 to Present	2007 2006	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Amit Sankhala Former CEO, CFO, and President Jan ‘05 to Apr ‘07	2007 2006	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as to options held by the officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Sajid Kapadia	-	-	-	-	-
Amit Sankhala	-	-	-	-	--

Currently, there are no arrangements between SK3 and any of its directors or between the Subsidiary and any of its directors whereby such directors are compensated for any services provided as directors.

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table identifies, as of April 14, 2008, the number and percentage of outstanding shares of common stock owned by (i) each person we know to own more than five percent of our outstanding common stock, (ii) each named executive officer and director, and (iii) and all our executive officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	Sajid Kapadia 500 Mamoreneck Ave. Harrison, NY 10528	0	0.00%
Common Stock	Amit Sankhala Suite 203 6595 Willingdon Avenue Burnaby, British Columbia V5H 4E5 Canada	19,902,504
Common Stock	All Officers & Directors as a Group (11)	19,902,504	70.59%

(1)

"Beneficial Ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer.  The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.  Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)

Based on 28,191,303 shares of common stock outstanding as April 14, 2008.

Changes in Control

SK3 is not aware of an arrangement that may result in a change in control of SK3, with the exception of the following:

Proposed Merger with Reliablecom, Inc.

SK3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia

Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of the CTT (the “Merger”).  SK3 will issue an aggregate of 14,625,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon execution of the Merger Agreement, SK3’s former President Amit Sankhala (“Sankhala”) resigned as an officer and a member of the Board of Directors of SK3. Sankhala also agreed to the return and cancellation of 8,000,000 pre-dividend shares of SK3’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement has not closed by June 30, 2007, the Merger Agreement shall be terminated unless otherwise agreed to by the respective parties.  On June 26, 2007, the parties entered into Amendment No. 1 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to July 31, 2007.  On August 10, 2007, the parties  entered into Amendment No. 2 to the Merger Agreement pursuant to which the termination date of the Merger Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Reliablecom, Inc.

Proposed Acquisition of Sohel Distributors, Inc.

On May 9, 2007, SK3, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Sohel Purchase Agreement”).  Pursuant to the terms of the Sohel Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of SK3 (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 50 post-dividend shares of the Company’s common stock, upon effectuation of an increase in SK3’s authorized shares of common stock to 100,000,000 shares.

Upon closing of the Sohel Purchase Agreement, Sk3, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

Upon closing of the Sohel Purchase Agreement, the Seller will enter into an employment agreement with SDI, pursuant to which the Seller will serve as President of SDI. For the first three years of the term of the employment agreement, the seller will be paid $150,000 per year. The agreement has a term of three years, and will automatically be renewed for additional one year terms unless terminated by either party at lease 90 days prior to expiration.

The closing of the Sohel Purchase Agreement is subject to customary closing conditions. The Sohel Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the Sohel Purchase Agreement pursuant to which the termination date of the Sohel Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to Sohel  Distributors, Inc.

Proposed Acquisition of The Phone Card Warehouse, Inc.

On May 25, 2007, SK3, Reliablecom, The Phone Card Warehouse, Inc. (“TPC”), Kaushika Patel, the sole shareholder of TPC (the “Seller”) and Pradip Patel (“Patel”), entered into a Stock Purchase Agreement (the “TPC Purchase Agreement”).  Pursuant to the terms of the TPC Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for:

  30,000 shares of series A preferred stock of SK3, which shares shall not be transferable for a period of one year from closing;
  30,000 shares of series A preferred stock of SK3 to be held in escrow (the "Escrow Shares").  Of the Escrowed Shares, 10,000 shall be released to the Seller if TPC’s earnings before interest taxes, depreciation and amortization (“EBITDA”) for the first year after closing are at least $1,500,000, 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $1,600,000, and 10,000 shall be released to the Seller if TPC’s EBITDA for the second year after closing are at least $2,000,000.  In the event that the first and second year targets are not met, but the total annual EBITDA for the first three years exceeds $5,100,000, all of the shares remaining in escrow would be released to the Seller.  Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller;

  $7,000,000, of which $3,000,000 will be paid upon closing and $4,000,000 (the “Post-Closing Cash”) will be paid as set forth below.  The Post-Closing Cash will be subject to adjustment equal to the amount of accounts receivable outstanding as of closing, collected within 45 days from closing, plus inventory on hand, less accounts receivable or inventory outstanding for more than 45 days.  Such amounts shall only be paid to the Seller after all accounts payable outstanding as of the Closing have been paid; and
  An earn-out of additional cash compensation for three years from the closing date.  The Seller will receive 50% of the quarterly profits in excess of $250,000 plus the quarterly profit payments.

Each share of Preferred Stock has a liquidation preference of $0.01 per share and will be convertible into 50 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 100,000,000.

Upon closing of the TPC Purchase Agreement, each of the Seller and Pradip Patel will enter into an employment agreement with TPC, pursuant to which Mr. Patel and Seller will serve as chief executive officer and controller of TPC, respectively.  For the first three years of the term of Mr. Patel’s employment agreement, Mr. Patel will be paid $175,000 per year.  For the first three years of the term of Seller’s employment agreement, Seller will be paid $75,000 per year.  Mr. Patel’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.  Seller’s employment agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration.

The closing of the TPC Purchase Agreement is subject to customary closing conditions. The TPC Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the TPC Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to September 30, 2007.

As of the date, the Company had not received or sent a termination notice to The Phone Card Warehouse, Inc.

Item 12.  Certain Relationships and Related Transactions.

(a)

Transactions with Related Persons

Since the beginning of SK3’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which SK3 was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of SK3’s total assets at year-end for the last three completed fiscal years, except for the following:

During the year ended December 31, 2006, SK3 issued a demand note in the amount of $10,000 to Amit Sankhala.  The note is unsecured, non-interest bearing and due on demand. SK3 owes $1,794 to Mr. Sankhala for expenses paid on behalf of SK3, which is unsecured, non-interest bearing and due on demand.

On April 9, 2006, SK3 issued a demand promissory note to Mr. Sankhala for cash advances of $41,000.  The note is unsecured, non-interest bearing and due on demand.

On June 9, 2004, SK3 issued a demand promissory note to Mr. Sankhala for the acquisition of its opening inventory in the amount of $8,736.   The note is unsecured, non-interest bearing and due on demand.

(b)

Promoters and control persons

Amit Sankhala is the sole promoter of SK3.  Mr. Sankhala is the only person who has taken an initiative in founding and organizing its current business.  Mr. Sankhala has not received anything of value from SK3 nor is Mr. Sankhala entitled to receive anything of value from SK3 for services provided as a promoter.

(c)

Director independence

SK3’s shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, SK3’s board of directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the NASDAQ Manual, to determine the independence of its directors and those directors serving on its committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of SK3 and, in the view of the SK3’s board of directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of SK3 or its Subsidiary or any other individual having a relationship which, in the opinion of SK3’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from SK3 in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of SK3’s stock will not preclude a director from being independent.

SK3’s board of directors has determined that its sole director does would meet this standard, and therefore, would be considered not to be independent.

As of the date of the report, SK3 did not maintain a separately designated audit, compensation or nominating committee.

However, SK3 has also adopted this standard for the independence of the members of its audit committee.  Mr. Sankhala is the sole member of SK3’s audit committee.  SK3’s board of directors has determined that Mr. Sankhala is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is therefore not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)       Index to and Description of Exhibits.

Exhibit	Description	Status
3.1

Certificate of Ownership of Slabsdirect.com, Inc. and CTT International Distributors Inc. filed as an Exhibit to SK3’s Form 8-K (Current Report) filed on January 12, 2005 and incorporated herein by reference.

Filed
3.2	Certificate of Incorporation for Slabsdirect.com, Inc. filed as an Exhibit to SK3’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.3	By-laws of Slabsdirect.com, Inc. filed as an Exhibit to SK3’s Form 10-SB (Registration Statement) filed on June 28, 2000 and incorporated herein by reference.	Filed
3.4	Certificate of Incorporation for CTT Distributors Ltd. filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
3.5	Notice of Articles for CTT Distributors Ltd. filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
3.6	Articles of CTT Distributors Ltd. filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
3.7	Certificate of Ownership changing the Company’s name to SK3 Group, Inc. filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 30, 2007	Filed
10.1

Share Exchange Agreement dated December 29, 2004, among Slabsdirect.com, Inc, CTT Distributors Ltd., and the shareholders of CCT Distributors Ltd. filed as an exhibit to SK3’s Form 8-K (Current Report) filed on January 6, 2005.

Filed
10.2	Stock Purchase Agreement dated December 29, 2004, between Steven Bruk and Slabsdirect.com, Inc. filed as an exhibit to SK3’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
10.3	Stock Purchase Agreement dated December 29, 2004, between Amit Sankhala and Steven Bruk filed as an exhibit to SK3’s Form 8-K (Current Report) filed on January 6, 2005.	Filed
10.4

Agreement and Plan of Merger, dated April 16, 2007, by and between CTT International Distributors Inc., Reliablecom Acquisition Corp., Reliablecom, Inc. and Kapadia Holdings, Inc. filed as an exhibit to SK3’s Form 8-K (Current Report) filed on April 18, 2007

Filed
10.5	Return to Treasury Agreement between CTT International Distributors Inc. and Amit Sankhala, dated as of April 16, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on April 18, 2007	Filed
10.6

Stock Purchase Agreement, dated May 9, 2007, by and between CTT International Distributors Inc., Reliablecom Inc., Sohel Distributors Inc. and Sohel Kapadia filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 10, 2007

Filed
10.7	Form of Employment Agreement between Sohel Distributors, Inc. and Sohel Kapadia filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 10, 2007	Filed
10.8	Form of Escrow and Lock-Up Agreement by and among Reliablecom Inc., Sohel Distributors Inc. and Sohel Kapadia filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 10, 2007	Filed
10.9

Stock Purchase Agreement, dated May 25, 2007, by and between CTT International Distributors Inc., Reliablecom Inc., The Phone Card Warehouse, Inc. and Kaushika Patel filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 30, 2007

Filed
10.10	Form of Employment Agreement between The Phone Card Warehouse, Inc. and Kaushika Patel filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 30, 2007	Filed
10.11	Form of Employment Agreement between The Phone Card Warehouse, Inc. and Pradip Patel filed as an exhibit to SK3’s Form 8-K (Current Report) filed on May 30, 2007	Filed
10.12

Amendment No. 1 to Agreement and Plan of Merger, dated April 16, 2007, by and between SK3 Group, Inc. (formerly CTT International Distributors Inc.), Reliablecom Acquisition Corp., Reliablecom, Inc. and Kapadia Holdings, Inc., dated as of June 26, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on June 29, 2007

Filed
10.13

Amendment No. 1 to Stock Purchase Agreement, dated May 25, 2007, by and between SK3 Group, Inc. (formerly CTT International Distributors Inc.), Reliablecom Inc., The Phone Card Warehouse, Inc. and Kaushika Patel, dated as of June 26, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on June 29, 2007

Filed
10.14

Amendment No. 1 to Stock Purchase Agreement, dated May 9, 2007, by and between CTT International Distributors Inc., Reliablecom Inc., Sohel Distributors Inc. and Sohel Kapadia, dated as of June 26, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on June 29, 2007

Filed
10.15

Amendment No. 2 to Agreement and Plan of Merger, dated April 16, 2007, by and between SK3 Group, Inc. (formerly CTT International Distributors Inc.), Reliablecom Acquisition Corp., Reliablecom, Inc. and Kapadia Holdings, Inc., dated as of August 10, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on August 10, 2007

Filed
10.16

Amendment No. 2 to Stock Purchase Agreement, dated May 25, 2007, by and between SK3 Group, Inc. (formerly CTT International Distributors Inc., Reliablecom Inc., The Phone Card Warehouse, Inc. and Kaushika Patel, dated as of August 2, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on August 10, 2007

Filed
10.17

Amendment No. 2 to Stock Purchase Agreement, dated May 9, 2007, by and between CTT International Distributors Inc., Reliablecom Inc., Sohel Distributors Inc. and Sohel Kapadia, dated as of August 2, 2007 filed as an exhibit to SK3’s Form 8-K (Current Report) filed on August 10, 2007

Filed
14	Code of Ethics filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Audit Committee Charter filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed
99.2	Disclosure Committee Charter filed as an Exhibit to SK3’s Form 10-KSB (Annual Report) filed on April 1, 2005 and incorporated herein by reference.	Filed

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for SK3’s audit of annual financial statements and for review of financial statements included in SK3’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $15,000 - Manning Elliott LLP – Chartered Accountants

2006 - $13,150 - Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of SK3’s financial statements and are not reported in the preceding paragraph:

2007 - $nil - Manning Elliott LLP – Chartered Accountants

2006 - $nil - Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $nil - Manning Elliott LLP – Chartered Accountants

2006 - $nil - Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2007 - $nil - Manning Elliott LLP – Chartered Accountants

2006 - $nil - Manning Elliott LLP – Chartered Accountants

(5)

SK3’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

The percentage of hours expended on the principal accountant’s engagement to audit SK3’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	SK3 GROUP, INC. By /S/ Amit Sankhala Amit Sankhala
Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer), member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Amit Sankhala	Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer), member of the Board of Directors	April 15, 2008
Amit Sankhala

/S/ Sajid Kapadia	Director	April 15, 2008
Sajid Kapadia

EXHIBIT 31

CERTIFICATION OF PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Amit Sankhala, certify that:

1.    I have reviewed this annual report on Form 10-KSB of SK3 Group, Inc.;

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

 4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and evaluated the effectiveness of our internal control over financial reporting, and presented in this report our conclusions about the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

 5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: April 15, 2008	By:	/s/ Amit Sankhala
Amit Sankhala Principal Executive Officer and Principal Financial Officer

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SK3 Group, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I,Amit Sankhala, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2008	By:	/s/ Amit Sankhala
Amit Sankhala Principal Executive Officer and Principal Financial Officer