Form 10-Q
period 2008-03-31
SK3 Group, Inc.
filed 2008-05-14
CIK 1106285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(914) 777-2090

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller" reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o

Accelerated filer o

Non-accelerated filer o(Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No   [X]

As of March 31, 2008, there were  28,191,303 shares of the issuer’s common stock outstanding.

SK3 GROUP, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	F-1

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and from May 17, 2004 (date of inception) to March 31, 2008 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	F-3

	Notes to Consolidated Financial Statements (unaudited)	F-4 – F-11

Item 2.	Management's Discussion and Analysis of Financial Condition	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Current assets of discontinued operations (Note 6)	191	261
Total Assets	191	261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	83,673	67,986
Accrued liabilities	25,407	10,290
Due to related parties (Note 3)	59,474	55,473
Notes payable to related parties (Note 3)	41,000	41,000
Current liabilities of discontinued operations (Note 6)	21,406	21,416
Total Liabilities	230,960	196,165
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.0001 Issued and outstanding: none	–	–
Common Stock
Authorized: 90,000,000 common shares with a par value of $0.0001 Issued and outstanding: 28,191,303 and 34,191,303 shares respectively	2,820	2,820
Additional Paid in Capital	145,502	143,702
Deficit Accumulated During the Development Stage	(379,091)	(342,426)
Total Stockholders’ Deficit	(230,769)	(195,904)
Total Liabilities and Stockholders’ Deficit	191	261

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–1

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated	For the	For the
	from May 17, 2004	Three Months	Three Months
	(Date of Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses
Advertising and marketing	5,820	–	–
Consulting	6,557	–	–
Donated services	1,247	–	–
General and administrative	12,530	4,746	553
Professional fees	220,594	30,297	16,614
Total Expenses	246,748	35,043	17,167
Net Loss from Continuing Operations	(246,748)	(35,043)	(17,167)
Other Expense
Loss on disposal of subsidiary	(17,741)	–	–
Net Loss before Discontinued Operations	(264,489)	(35,043)	(17,167)
Discontinued Operations (Note 6)	(80,319)	(1,621)	(9,642)
Net Loss	(344,808)	(36,664)	(26,809)

Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		28,191,000	34,191,000

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–2

SK3 Group, Inc. (formerly CTT International Distributors Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(36,664)	(26,809)

Amortization	–	156
Donated rent and services	1,800	1,500

Changes in operating assets and liabilities:
Accounts receivable	–	936
Prepaid expenses	–	(6)
Accounts payable and accrued liabilities	30,793	11,444
Due to related parties	4,001	–

Net Cash Used in Operating Activities	(70)	(12,779)

Decrease in Cash	(70)	(12,779)

Cash – Beginning of Period	261	16,928

Cash – End of Period	191	4,149

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements.)

F–3

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

1.

Development Stage Company

SK3 Group, Inc. (formerly CTT International Distributors Inc.) (the “Company”) was incorporated in the State of Delaware on January 14, 2000. Pursuant to an Agreement dated December 29, 2004 (the “Agreement”), the Company issued 1,365,003 shares of common stock in exchange for all of the issued and outstanding shares of common stock of CTT Distributors Ltd. (“Distributors”). Distributors was incorporated in the Province of British Columbia, Canada, on May 17, 2004. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (December 29, 2004) and the historical accounts of Distributors since the date of its inception, May 17, 2004. All significant intercompany balances and transfers have been eliminated in consolidation. Prior to the acquisition of Distributors, the Company’s sole asset consisted of ownership of a 100% interest in Slabsdirect.com Online (BC) Ltd. (“SlabsOnline”), a company incorporated in the Province of British Columbia, Canada. SlabsOnline was unsuccessful in the business of establishing a vertical trade portal on the Internet for the natural stone industry. The Company disposed of its interest in SlabsOnline to the former President of the Company. On December 31, 2007, the Company discontinued the operations of Distributors.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2008, the Company has a working capital deficiency of $230,769 and has accumulated losses of $379,091 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On May 14, 2007, the Company completed a merger with its wholly-owned subsidiary, SK3 Group, Inc., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from CTT International Distributors Inc. to SK3 Group, Inc. The Company is in the process of changing its business to the telecommunications industry and during the year ended December 31, 2007, the Company entered into the Stock Purchase Exchange and Plan of Merger Agreements described in Note 5.

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

b)

Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)

Financial Instruments and Concentration Risk

The fair value of financial instruments which include accounts payable, accrued liabilities, notes payable and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

g)

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of Distributors, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 6.

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

m)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.   The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

n)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

o)

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

F – 6

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

o)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

p)

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SAB No. 159 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SAB No. 157 did not have a material effect on the Company’s financial statements.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

F – 7

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

p)

Recently Adopted Accounting Pronouncements (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

q)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.      Related Party Balances/Transactions

a)

At March 31, 2008, the Company owes $59,474 (December 31, 2007 - $55,473) to a company related by common directors for expenses paid on behalf of the Company, which is unsecured, non-interest bearing and due on demand.

b)

At March 31, 2008, the Company owes $9,900 (December 31, 2007 - $9,900) in discontinued operations to the President of the Company.  The notes are unsecured, non-interest bearing and due on demand. The Company owes $3,453 (December 31, 2007 - $3,453) to the President of the Company for advances and expenses paid on behalf of the Company, which are unsecured, non-interest bearing and due on demand.

c)

At March 31, 2008, the Company owes the President of the Company for cash advances of $41,000 (December 31, 2007 - $41,000).  The note is unsecured, non-interest bearing and due on demand.

d)

During the period ended March 31, 2008, the Company recognized $1,500 (2007 - $1,500) for donated services provided by the President of the Company. As at March 31, 2008 the Company recognized a total of $300 (2007 – $nil) for donated rent.

e)

At March 31, 2008, the Company owes the former President of the Company for the acquisition of its opening inventory in the amount of $8,736 (December 31, 2007 - $8,736).  The note is unsecured, non-interest bearing and due on demand.

4.

Common Stock

On May 14, 2007, the Company effected a stock split by declaring a stock dividend on the basis of two new shares of common stock for every share of common stock outstanding.  All amounts have been retroactively adjusted to reflect the stock dividend.

5.

Commitments

a)

On October 1, 2005, the Company entered into a lease agreement for office premises at a rate of CDN$535 per month plus overhead expenses, on a month-to-month basis.  On June 30, 2006, the Company terminated the lease agreement and entered into a new lease agreement for office premises at a rate of CDN$100 per month.  During the periods ended March 31, 2008 and 2007, the Company incurred no rent expense, as it did not lease the space during these periods.

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

Prior to the closing of the Merger Agreement, the Company agreed to change its name to SK3 Group, Inc., and declared a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. Pursuant to the terms of the Merger Agreement, either party had the right to terminate the Merger Agreement if a closing had not occurred by September 30, 2007. As at March 31, 2008, the Merger Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

c)

On May 9, 2007, the Company, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of the Company (the “Preferred Stock”), and (ii) an earn-out of additional compensation in the form of a percentage of annual profits for particular segments of the business for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 150 shares of the Company’s common stock, upon effectuation of an increase in the Company’s authorized shares of common stock to 300,000,000 post-split adjusted shares.

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

The closing of the Purchase Agreement is subject to customary closing conditions. Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at March 31, 2008, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

d)

On May 25, 2007, the Company, Reliablecom, The Phone Card Warehouse, Inc. (TPC), Kaushika Patel, the sole shareholder of TPC and Pradip Patel (“Patel”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of TPC in exchange for (i) 30,000 shares of series A preferred stock of the Company, which shares shall not be transferable for a period of one year from closing; (ii) 30,000 shares of series A preferred stock of the Company to be held in escrow (the "Escrow Shares") and released incrementally upon the achievement of certain earnings measures. Any Escrowed Shares which are not released to the Seller as set forth above will be cancelled without consideration payable to the Seller; (iii) $7,000,000, of which $3,000,000 will be paid upon closing and $4,000,000 (the “Post-Closing Cash”) will be paid as set forth below.  The Post-Closing Cash will be subject to adjustment equal to the amount of accounts receivable outstanding as of closing, collected within 45 days from closing, plus inventory on hand, less accounts receivable or inventory outstanding for more than 45 days.  Such amounts shall only be paid to the Seller after all accounts payable outstanding as of the Closing have been paid; and (iv) An earn-out of additional cash compensation in the form of a percentage of annual profits for particular segments of the business for three years from the closing date.  The Seller will receive 50% of the quarterly profits in excess of $62,500, together with 50% of the annual profits in excess of $250,000 plus the quarterly profit payments.

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

Commitments (continued)

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

Pursuant to the agreement, Kaushika Patel (the “Controller”) will serve as controller of TPC. For the first three years of the term of the agreement. The Controller will be paid a salary of $6,250 per month. Commencing on the third anniversary of the agreement, the Controller will receive a salary draw of $6,250 per month. For each of the first three fiscal quarters after the third anniversary of the agreement, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for such quarter exceeds $62,500. After the end of the fiscal year, the Controller shall be paid any additional amount by which 25% of the net profit of TPC for the fiscal year exceeds $250,000. In the event 25% the net profit for any quarter does not exceed the salary draw for that period, subsequent draws will be reduced proportionately. The agreement has a term of three years and shall automatically be renewed for additional one year terms unless terminated by either party at least 90 days prior to expiration. The agreement also contains customary provisions for benefits, confidentiality and non-competition.

The closing of the Purchase Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others completion of audited financial statements of TPC.  Pursuant to the terms of the Purchase Agreement, either party had the right to terminate the Purchase Agreement if a closing had not occurred by September 30, 2007. As at March 31, 2008, the Purchase Agreement is terminable by either party, however, the Company has not received notice from any party to terminate the agreement.

6.     Discontinued Operations

On December 31, 2007, the Company discontinued all operations related to Distributors. The results of discontinued operations are summarized as follows:

	Accumulated
	from May 17, 2004
	(Date of Inception)	Three Months	Three Months
	to	Ended	Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Revenue	62,367	–	–
Cost of sales	(48,103)	–	–

Gross Profit	14,264	–	–

Expenses
Amortization	1,719	–	156
Consulting	28,742	–	5,823
Donated services	23,000	1,500	1,500
General and administrative	29,835	121	2,163
Impairment of website development	781
costs		–	–
Professional fees	10,506	–	–

Total Expenses	94,583	1,621	9,642

Net Loss	(80,319)	(1,621)	(9,642)

F – 10

SK3 Group, Inc. (formerly CTT International Distributors Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

6.     Discontinued Operations (Continued)

As at March 31, 2008 and December 31, 2007, the results of operations, assets and liabilities of Distributors have been reported as discontinued operations.

	March 31,	December 31,
	2008	2007
	$	$

Cash	191	261

Current assets of discontinued operations	191	261

Accounts payable	(225)	(235)
Due to related parties	(12,445)	(12,445)
Notes payable to related parties	(8,736)	(8,736)

Current liabilities of discontinued operations	(21,406)	(21,416)

7 .

Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48) as of January 1, 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FIN 48. The Company has provided a full valuation allowance against its deferred tax assets.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2007. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2007.

F – 11

Item 2.

Management's Discussion and Analysis of Financial Condition

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

CTT International Distributors, Inc. (“CTT”) was merged under the laws of the State of Delaware on January 7, 2005. CTT was formed by the merger of Slabsdirect.com, Inc. and CTT International Distributors Inc. Slabsdirect.com Inc. was incorporated under the laws of the State of Delaware on January 14, 2000. CTT International Distributors Inc. was incorporated under the laws of the State of Delaware on November 1, 2004. As part of the merger, the Articles of Slabsdirect.com Inc. were adopted as the Articles of CTT. Until January 7, 2005, Slabsdirect.com, Inc. was an online auction marketplace for natural stone products, equipment and related items with no operations, no revenues, no financial backing and limited assets.  On May 23, 2007, CTT changed its name to SK3 Group, Inc.

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

SK3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated April 16, 2007 with Reliablecom Acquisition Corp., a wholly-owned subsidiary of the Company incorporated on April 16, 2007 (“Acquisition”), Reliablecom, Inc. (“Reliablecom”), and Kapadia Holdings, Inc., the sole shareholder of Reliablecom (“Holdings”).  Pursuant to the terms of the Merger Agreement, Acquisition will merge with and into Reliablecom, which will become a wholly-owned subsidiary of SK3 (the “Merger”).  SK3 will issue an aggregate of 43,875,000 post-dividend shares of common stock and 292,500 shares of series A Preferred stock (the “Preferred Stock”) to Holdings at the time of the closing of the merger. Each share of Preferred Stock will be convertible into 150 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 300,000,000 shares.

Upon execution of the Merger Agreement, SK3’s former President Amit Sankhala (“Sankhala”) resigned as an officer of SK3. Mr. Sankhala also agreed to the return and cancellation of 6,000,000 pre-dividend shares of CTT’s common stock owned by him.

Prior to the closing of the Merger Agreement, CTT agreed to change its name to SK3 Group, Inc., and declare a two-for-one dividend on outstanding shares of common stock.

The closing of the Merger Agreement is subject to customary closing conditions. In the event the Merger Agreement had not closed by June 30, 2007, the Merger Agreement may be terminated unless otherwise agreed to by the respective parties.   On June 26, 2007, the parties entered into Amendment No. 1 to Merger Agreement, pursuant to which the termination date was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to Merger Agreement, pursuant to which the termination date was extended to September 30, 2007.  Pursuant to the terms of the merger agreement, either party had the right to terminate the merger agreement if a closing had not occurred by September 30, 2007.  As of March 31, 2008, the merger agreement is terminable by either party, however the Company has not given nor received notice to terminate the agreement.  The Company expects to finalize the agreement in the second quarter of 2008.

On May 9, 2007, SK3, Reliablecom and Sohel Distributors Inc. (SDI”), and Sohel Kapadia, the sole shareholder of SDI (“Seller”), entered into a Stock Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Reliablecom will acquire 100% of the issued and outstanding capital stock of SDI in exchange for (i) 85,000 shares of series A preferred stock of CTT (the “Preferred Stock”), and (ii) an earn-out of additional compensation for three years from the closing. The seller will receive 50% of the quarterly profits in excess of $37,500, together with 50% of the annual profits in excess of $150,000 plus the quarterly profit payments. The purchase price is subject to adjustment in the event the working capital of SDI is less than zero at closing. Each share of Preferred Stock has a liquidation preference of $0.01 and will be convertible into 150 post-dividend shares of the Company’s common stock, upon effectuation of an increase in CTT’s authorized shares of common stock to 300,000,000 shares.

Upon closing of the Purchase Agreement, SK3, Reliablecom and the Seller will enter into an Escrow and Lock-up Agreement, subject to various terms, and pursuant to which the Seller will place the Preferred Stock into escrow.

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

The closing of the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the Purchase Agreement had not closed by June 30, 2007. On June 26, 2007, the parties entered into Amendment No. 1 to Purchase Agreement, pursuant to which the termination date was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to Purchase Agreement, pursuant to which the termination date was extended to September 30, 2007.  Pursuant to the terms of the merger agreement, either party had the right to terminate the merger agreement if a closing had not occurred by September 30, 2007.  As of March 31, 2008, the merger agreement is terminable by either party, however the Company has not given nor received notice to terminate the agreement.  The Company expects to finalize the agreement in the second quarter of 2008.

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

The closing of the TPC Purchase Agreement is subject to customary closing conditions. The TPC Purchase Agreement may be terminated prior to closing at the election of the Seller or Reliablecom, in the event the TPC Purchase Agreement has not closed by June 30, 2007.  On June 26, 2007, the parties entered into Amendment No. 1 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to July 31, 2007.  On August 2, 2007, the parties entered into Amendment No. 2 to the TPC Purchase Agreement pursuant to which the termination date of the TPC Purchase Agreement was extended to September 30, 2007.  As of March 31, 2008, the merger agreement is terminable by either party, however the Company has not given nor received notice to terminate the agreement.  The Company expects to finalize the agreement in the second quarter of 2008.

Financial Condition

SK3 is a development stage company and SK3’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that SK3’s auditors believe there is substantial doubt that SK3 can continue as an on-going business for the next twelve months unless SK3 obtains additional capital to pay its bills. SK3’s auditors’ report on its 2007 financial statements contained an explanatory paragraph that states, due to recurring losses since inception and negative cash flows, substantial doubt exists as to SK3’s ability to continue as a going concern. Accordingly, SK3’s financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that SK3 will be able to realize its assets and discharge its obligations in the normal course of business. SK3 has incurred net losses for the period from inception of May 17, 2004 to March 31, 2008 of $344,808.

SK3 incurred a net loss of $36,664 during the three month period March 31, 2008. As of March 31, 2008, SK3 had a cash balance of $191. SK3’s liabilities on March 31, 2008 totaled $230,960, consisting of $83,898 in accounts payable, $25,407 in accrued liabilities, and $121,655 in notes payable and other amounts due to related parties. Accounts payable of $83,898 consisted of $45,399 for legal costs and $38,499 for other miscellaneous administrative costs. Accrued liabilities of $25,407 consisted of $23,000 of accrued legal fees, $600 of accrued accounting fees and $1,807 of other miscellaneous accrued expenses. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. When these assets were offset against SK3’s liabilities, SK3 was left with a working capital deficit of $230,769 at March 31, 2008.

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

SK3 has adopted a phased plan of operation to the development of its website and its operations. See “Plan of Operation” below for more detail. This allows SK3 to allocate the expenditures of its resources in a very timely and measured manner. SK3 will not continue with expenditures in any phase of the development if the Company thinks it will be unable to complete the designated task. SK3 may require further equity financing to provide for some of the working capital required to implement future development of its website and operations beyond the final phase of the plan of operation or for services and products that are currently not anticipated to be developed.

To meet its need for cash, SK3 will rely on any revenues generated from its business operations and on debt and equity financings. Any revenue and financings will be applied to (1) development of SK3’s website www.cheaperthanthem.com and implementation of SK3’s plan of operation, (2) development and delivery of its products and services, (3) operation of its business, (4) repayment of debt, and (5) working capital. Management does not know for certain how long SK3 can satisfy its cash requirements. SK3 keeps its costs down by not paying its Chief Executive Officer a salary and keeping its operating expenses low.

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

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

Results of Operations

While SK3 was generating some revenue from its wholly-owned subsidiary CTT Distributors LTD (Distributors), the Company discontinued the operations of Distributors on December 31, 2007.  SK3 does not anticipate earning significant revenues until it expands its product line and inventory. However, there is no assurance that SK3 will be able to complete its plan of operation and management does not know when SK3’s business operations will generate significant revenues. There is no guaranty that SK3 will generate revenues from the website, or that if SK3 does expand its product line and inventory, that SK3’s business operations will generate significant revenues or that SK3 will be able to secure the financing necessary to proceed with the other phases of its plan of operation.

For the three month period ended March 31, 2008, SK3 incurred a net loss of $36,664, compared to SK3’s net loss of $26,809 for the three month period ended March 31, 2007. The decrease in net loss for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily due to SK3 generating no revenues for either three month period and an increase in general and administrative expenses and professional fees.

 Revenues

SK3 has generated revenues of $62,367 from operations since its inception and $0 in revenues for the three month periods ended March 31, 2008 and 2007. For the three month periods ended March 31, 2008 and 2007, SK3 did not sell any products.

The breakdown of SK3’s sales between its Direct Business and its Fulfillment Business is 100% and 0% respectively. Inventory is kept low as SK3’s suppliers have inventory on hand. SK3’s purchases inventory on an as needed basis to fill orders. Management will monitor the demand and supply for inventory to ensure that there is sufficient inventory with SK3’s supply channels to meet demands. If SK3 is unable to provide the inventory and meet demands, it will mark the product as “out of stock” on the website. To date, SK3 has not made any fulfillment sales.

As a general policy, SK3 requires verification of receipt of payment or credit card authorization before it ships products to consumers or wholesale purchasers. SK3 has two types of customers that it deals with, one being retail which are internet customers and one being wholesale, which are customers that call up SK3 and SK3 has had past relationships with. The verification process is for the retail (internet sales) with either credit cards or certified checks. The wholesale customers are relationships from the past and are given extended credit. Once payment is verified for retail customers, the shipment is shipped. There were no sales during the three month periods ended March 31, 2008 and 2007 and no outstanding receivables at March 31, 2008 or 2007.  There is a direct correlation between the outstanding accounts and SK3’s liquidity. SK3 will be less able to turn its cash around to purchase inventory so it potentially decreases SK3’s profitability.

 Operating Expenses and discontinued operations

Total operating expenses, excluding discontinued operations, increased to $35,043 for the three month period ended March 31, 2008, from $17,167 for the three month period ended March 31, 2007, due primarily to an increase in professional fees of $13,683 and an increase in general and administrative expenses of $4,193.  Management expects SK3’s operating expenses to increase as SK3 increases its business operations and its investing and financing activities.

For the three month period ended March 31, 2008, SK3 realized $0 in sales of its products. The related cost of sales was $0 resulting in gross profit from operations of $0.  During the same period, SK3 incurred (a) general administrative expenses of $4,746 and professional fees of $30,297, which included legal fees of $5,197, accounting fees of $2,100 for preparation of the financial statements, and auditor’s fees of $8,100.  SK3 also incurred $1,621 in expenses related to the discontinued operations of Distributors, consisting of general and administrative expenses of $121 and donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment. Therefore, for the three month period ending March 31, 2008, SK3 had total net loss of $36,664.

For the three month period ended March 31, 2007, SK3 realized $0 in sales of its products. The related cost of sales was $0, resulting in gross profit from operations of $0. During the same period, SK3 incurred (a) general administrative expenses of $553 and professional fees of $16,614, which included legal fees of $2,514, accounting fees of $6,000 for preparation of the financial statements, and auditor’s fees of $8,100.   SK3 also incurred $9,642 in expenses related to the discontinued operations of Distributors, which consisted of (a) donated services of $1,500, representing the fair value of services provided by Amit Sankhala, of which Mr. Sankhala does not expect repayment; (b) amortization of $156 for the accumulated amortization on its website, (c) Consulting fees of $5,823 and (d) general and administrative expenses of $2,163.  Therefore, for the three month period ending March 31, 2007, SK3 had a total net loss of $26,809.

SK3 has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, SK3’s auditors stated in their report for the fiscal period ended December 31, 2007 that there is substantial doubt that SK3 will be able to continue as a going concern.

Liquidity and Capital Resources

SK3’s capital resources have been limited. SK3 currently does not generate significant revenue from its business operations to be profitable, and to date has primarily relied on the sale of equity for working capital for its business operations.

SK3 had cash of $191 and a working capital deficit of $230,769 at March 31, 2008. During the three month period ended March 31, 2008, SK3 funded its operations through existing cash on hand and delaying payments of accounts payable and accrued liabilities. On April 9, 2006, the Company issued a promissory note to Amit Sankhala for cash advances of $41,000 and on August 9, 2006 the Company issued a promissory note to Amit Sankhala for cash advances of $10,000.  These notes have not been repaid as of March 31, 2008.

The notes to SK3’s consolidated financial statements as of March 31, 2008 contain footnote disclosure regarding SK3’s uncertain ability to continue as a going concern. SK3 has not generated sufficient revenues to cover its expenses, and SK3 has an accumulated deficit of $230,769. While management believes that SK3 will begin to generate revenue during the year, as of March 31, 2008, SK3 had $230,960 in current liabilities and SK3 cannot assure that it will succeed in generating revenue sufficient to meet its ongoing cash needs.

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

Critical Accounting Policies

SK3’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Revenue Recognition

SK3 recognizes revenue from the sale of electronic products, such as MP3 players, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of electronic products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Trade accounts receivable relate to the sale of electronic products, such as MP3 players.  The Company regularly reviews the collectibility of any outstanding balance, together with his estimate of the credit worthiness of the client. SK3 sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on estimate of losses on customer receivable balances. As at March 31, 2008, there was no allowance for doubtful accounts.

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

SK3’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of March 31, 2008, SK3 has only generated $62,367 in revenues since inception, and has experienced negative cash flow from its e-commerce activities. SK3 may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Internal and External Sources of Liquidity

SK3 has funded its operations principally from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Inflation

SK3 does not believe that inflation will have a material impact on SK3’s future business operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-Q Quarterly Report for the three month period ended March 31, 2008, including the management’s discussion and analysis of financial condition and results of operations, as well as other sections of this Quarterly Report contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other United States federal securities laws. Certain information contained or incorporated by reference in this Quarterly Report, including the information set forth as to the future financial or operating performance of SK3, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about SK3’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements

Forward-looking statements in this Form 10-Q include statements regarding (1) expectation that revenue will increase during fiscal 2008; (2) expectation of business operations increasing as a result of website development and an increase in marketing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of business operations will cause marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2008 will be funded through the equity capital markets and private financings; (6) expectation that an increase in business operations will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, products, features, and services to be provided on its website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for SK3’s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards; and other factors described in SK3’s filings with the Securities and Exchange Commission. The results that SK3 achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-QSB for the three period ended March 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

N/A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive and Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK3 GROUP, INC.

Date: May 13, 2008	By: /s/ SAJID KAPADIA
Sajid Kapadia
Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

EXHIBIT 31

CERTIFICATION OF PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sajid Kapadia, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of SK3 Group, Inc.;

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

Dated: May 13, 2008	By:	/s/ SAJID KAPADIA
Sajid Kapadia Principal Executive Officer and Principal Financial Officer

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SK3 Group, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sajid Kapadia, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2008	By:	/s/ SAJID KAPADIA
Sajid Kapadia Principal Executive Officer and Principal Financial Officer